Form 10-Q
period 2023-06-30
Keen Vision Acquisition Corp.
filed 2023-09-01
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-41753

KEEN VISION ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Greenbriar Drive Summit, New Jersey	07901
(Address of Principal Executive Offices)	(Zip Code)

(203) 609-1394
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and one redeemable warrant to acquire one ordinary share	KVACU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	KVAC	The Nasdaq Stock Market LLC
Warrants	KVACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 1, 2023, there were 19,366,075 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December, 31
	2023	2022
	(Unaudited)
ASSETS
Cash at bank	$4,664	$77,709
Prepayment	425	2,598
Total current assets	5,089	80,307
Deferred offering costs	290,140	114,500

TOTAL ASSETS	$295,229	$194,807

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Promissory note - related party	$278,872	$173,573

TOTAL LIABILITIES	278,872	173,573

Commitments and contingencies

Shareholders’ equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 3,737,500 shares issued and outstanding(1)	374	374
Additional paid-in capital	24,626	24,626
Accumulated deficit	(8,643)	(3,766)

Total Shareholders’ Equity	16,357	21,234

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$295,229	$194,807

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022

Formation and operating costs	$(845)	$-	$(4,878)	$(177)

Other income
Interest income	-	1	1	2

NET (LOSS) INCOME	$(845)	$1	$(4,877)	$(175)

Basic and diluted weighted average shares outstanding (1)	3,250,000	3,250,000	3,250,000	3,250,000

Basic and diluted net income (loss) per share	$(0.00)	$0.00	$(0.00)	$(0.00)

(1)	Excludes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Period for the six months ended June 30, 2023
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 31, 2023(1)	3,737,500	$374	$24,626	$(3,766)	$21,234

Net loss for the period	-	-	-	(4,032)	(4,032)

Balance as of March 31, 2023(1)	3,737,500	$374	$24,626	$(7,798)	$17,202

Net loss for the period	-	-	-	(845)	(845)

Balance as of June 30, 2023(1)	3,737,500	$374	$24,626	$(8,643)	$16,357

	Period for the six months ended June 30, 2022
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2022(1)	3,737,500	$374	$24,626	$(3,073)	$21,927

Net loss for the period	-	-	-	(176)	(176)

Balance as of March 31, 2022(1)	3,737,500	$374	$24,626	$(3,249)	$21,751

Net income for the period	-	-	-	1	1

Balance as of June 30, 2022(1)	3,737,500	$374	$24,626	$(3,248)	$21,752

(1)

Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,877)	$(175)
Change in operating assets and liabilities:
Prepayment	2,173	-
Net cash used in operating activities	(2,704)	(175)

Cash flows from financing activities:
Payment of offering costs	(175,640)	-
Proceed from promissory note - related party	105,299	47,500
Net cash (used in) provided by financing activities	(70,341)	47,500

NET CHANGE IN CASH	(73,045)	47,325

CASH, BEGINNING OF PERIOD	77,709	24,924

CASH, END OF PERIOD	$4,664	$72,249

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Keen Vision Acquisition Corporation (the “Company” or “we”, “us” and “our”) is a blank check company incorporated on June 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of June 30, 2023, the Company had not commenced any operations. All activity through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

The registration statement for the Company’s Initial Public Offering was declared effective on July 24, 2023. On July 27, 2023, the Company consummated the Initial Public Offering of 14,950,000 units (the “Public Units”), which includes 1,950,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $149,500,000 to the Company. Each Public Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”) to purchase one ordinary share at an exercise price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 678,575 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to KVC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,785,750 to the Company. Each Private Placement Unit consists of one ordinary share and one redeemable warrant (“Private Warrant”) to purchase one ordinary share at an exercise price of $11.50 per whole share.

Transaction costs amounted to $6,597,980, consisting of $2,990,000 of underwriting commissions, $2,990,000 of deferred underwriting commissions and $617,980 of other offering costs. In addition, at July 27, 2023, cash of $1,593,452 were held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes net with $151,368,750 transferred to the Trust Account on July 27, 2023.

The aggregate amount of $151,368,750 ($10.125 per Public Unit) held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 15 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 15 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination), subject to applicable law.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. Nasdaq rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned) at the time of the signing of an agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an Initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company shall not consummate such Business Combination unless (i) the Company has net tangible assets of at least US$5,000,001 after payment of the deferred underwriting commissions, either immediately prior to, or upon such consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination; or (ii) otherwise the Company is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s Amended and Restated Memorandum and Articles of Association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the public shares without the Company’s prior written consent.

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.125 per public share, subject to increase of up to an additional $0.10 per public share per each three-month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.  The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with ASC Topic 480 “Distinguishing Liabilities from Equity.”

The Company will proceed with a Business Combination if (i) the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination or (ii) otherwise the Company is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended; and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, offer such redemption pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as described in Note 5) (as defined the “initial shareholders”) are identical to the ordinary shares included in the units being sold in this offering except that the founder shares are subject to certain transfer restrictions, as described in more detail below: the sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement shares and public shares in connection with the completion of the initial business combination, with respect thereto, a vote to amend the provisions of the Company’s Amended and Restated Memorandum and Articles of Association, or a tender offer by the Company prior to a Business Combination.

The Company will have until April 27, 2024 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months each time (for a total of 15 months) by depositing into the Trust Account $1,495,000 (approximately $0.1 per share per each three-month) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitely negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. In addition, we will be entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem 100% of the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned (net of taxes payable and less interest to pay dissolution expenses up to $50,000), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law. The underwriter has agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the public shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price of $10.00 per Public Unit.

The Sponsor has agreed that it will be liable to the Company, if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below (i) $10.125 per share or (ii) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Going Concern Consideration

At June 30, 2023, the Company had working capital deficit of $273,783 and net loss of $4,877 for the six months ended June 30, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 15 months from the consummation of the Initial Public Offering to complete a Business Combination) or will be entitled to an Automatic Extension Period if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. If the Company is unable to consummate the Company’s initial Business Combination by April 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by April 27, 2024 (unless further extended). These unaudited financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s registration statement on Form S-1/A. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statement, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that was charged to shareholders’ equity upon the completion of the Initial Public Offering.

●	Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of June 30, 2023 and December 31, 2022, no ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. As such, the Company’s tax provision was zero for the periods presented.

The Company is considered to be an exempted British Virgin Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands.

After the Initial Pubic Offering, the proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. An investment in this offering may result in uncertain U.S. federal income tax consequences.

●	Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 487,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 5). The Company has retroactively adjusted the issuance of founder shares for all periods presented. At June 30, 2023 and 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if the Company has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

●	Recent issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 27, 2023, the Company sold 14,950,000 Public Units, which includes 1,950,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one ordinary share and one Public Warrant to purchase one ordinary share at an exercise price of $11.50 per share (see Note 6).

All of the 14,950,000 public shares sold as part of the Public Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association, or in connection with the Company’s liquidation. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Company’s redeemable ordinary share Is subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The accretion or remeasurement is treated as a deemed dividend (i.e., a reduction to retained earnings, or in absence of retained earnings, additional paid-in capital).

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 27, 2023, the Company consummated a private placement of 678,575 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one ordinary share and one Private Warrant to purchase one ordinary share at an exercise price of $11.50 per whole share.

The Private Placement Units are identical to the Public Units sold in the Initial Public Offering except for certain registration rights and transfer restrictions.

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2021, the Company issued an aggregate of 3,737,500 founder shares to the initial shareholders, including an aggregate of up to 487,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 6) for an aggregate purchase price of $25,000. As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (See Note 8).

Promissory Note — Related Party

On December 31, 2022, the Company issued an unsecured promissory note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of consummation of an initial public offering of its securities or the date on which Company determines not to conduct an initial public offering of its securities.

As of June 30, 2023 and December 31, 2022, the Sponsor had advanced the Company an aggregate amount of $278,872 and $173,573, respectively. The advances are non-interest bearing and due on demand. The amount was fully repaid on August 7, 2023.

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 9 months (or up to 15 months if the Company extends the Combination Period).

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2023 and December 31, 2022, 3,737,500 Ordinary Shares were issued and outstanding, so that the initial shareholders will own 20% of the issued and outstanding shares after the initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 8).

Warrants

Each holder of a warrant shall entitle to purchase one ordinary share at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. The Company has agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file, and within 90 days following a Business Combination to have declared effective, a registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary share equals or exceeds $16.50 per share, for any 20 trading days within a 30 trading days period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary share underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if in connection with a Business Combination, the Company (a) issues additional Ordinary Shares or equity-linked securities at an issue price or effective issue price of less than $9.35 per share (with such issue price or effective issue price as determined by the Company’s Board of Directors, in good faith, and in the case of any such issuance to the Company’s initial stockholders, or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the Business Combination on the date of the consummation of such Business Combination (net of redemptions), and (c) the Fair Market Value (as defined below) is below $9.35 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (a) the Fair Market Value or (b) the price at which the Company issues the Ordinary Shares or equity-linked securities, and the $16.50 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 165% of the higher of the Fair Market Value and the price at which the Company issues Ordinary Shares or equity-linked securities. The “Fair Market Value” shall mean the volume weighted average reported trading price of the Ordinary Shares for the twenty (20) trading days starting on the trading day prior to the date of the consummation of the Business Combination.

The Private Placement Units are identical to the Public Warrants underlying the Public Units being sold in the Initial Public Offering except that Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of the Company’s Business Combination and will be entitled to registration rights.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on July 24, 2023, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans and are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination.

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statement was issued.  Other than as described in these unaudited condensed financial statements, the Company identified the following subsequent event requiring disclosure in the financial statements.

On July 27, 2023, the Company consummated the Initial Public Offering of 14,950,000 units (which includes 1,950,000 Public Units upon the full exercise by the underwriters of its over-allotment option in the Initial Public Offering) at an offering price of $10.00 per unit, generating gross proceeds of $149,500,000 (see Note 3). Simultaneously with the Initial Public Offering, the Company sold to its Sponsor 678,575 units at $10.00 per unit in a private placement generating total gross proceed of $6,785,750, which is described in Note 4.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Keen Vision Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to KVC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form S-1 filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the British Virgin Islands on June 18, 2021, and for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities, which we refer to throughout this Quarterly Report as our initial business combination. We have not selected any business combination target with respect to the initial business combination.

On July 27, 2023, we consummated our Initial Public Offering of 1,495,000 units (the “Units”), inclusive of the over-allotment option of 1,950,000 Units. Each Unit consisted of one ordinary share, par value US$0.0001 per share and one redeemable warrant. Our Registration Statement on Form S-1 for the Initial Public Offering was declared effective by the SEC on July 24, 2023. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) acted as an underwriter for the Initial Public Offering. The Units were sold at an offering price of US$10.00 per Unit, generating gross proceeds of US$149,500,000.

Simultaneously with the closing of the on July 27, 2023, we consummated the sale of 678,575 Private Placement Units. The Private Placement Units were sold at a price of US$10.00 per Private Placement Unit in the private placement, generating gross proceeds of US$6,785,750.

Transaction costs amounted to US$6,597,980, consisting of US$2,990,000 of underwriting commissions, US$2,990,000 of deferred underwriting commissions and US$617,980 of other offering costs.

Results of Operations

All activity from inception up to July 27, 2023 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after July 27, 2023.

For the three and six months ended June 30, 2023, we had a net loss of US$845 and US$4,877, respectively, which comprised of general and administrative expenses and interest income.

For the three and six months ended June 30, 2022, we had a net income of US$1 and net loss US$175, respectively, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of June 30, 2023, we had cash of US$4,664. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

On July 27, 2023, we consummated the Initial Public Offering of 14,950,000 Units, including 1,950,000 Units upon the full exercise of the underwriter’s over-allotment option. Each Unit consists of one ordinary share and one warrant. Each Warrant entitling its holder to purchase one ordinary share at a price of US$11.50 per share. The Units were sold at an offering price of US$10.00 per Unit, generating gross proceeds of US$149,500,000.

As of July 27, 2023, a total of US$151,368,750 of the net proceeds from the Initial Public Offering and the private placement consummated simultaneously with the closing of the Initial Public Offering were deposited in the Trust Account established for the benefit of our public shareholders.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated by April 27, 2024 (unless further extended). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Registration Rights

Pursuant to a registration rights agreement entered into on July 24, 2023, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans and are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of this offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company’s register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any significant critical accounting estimates. We have identified the following significant accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of June 30, 2023 and December 31, 2022, no ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the our balance sheets.

Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Net income (loss) per share

Net income (loss) per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 487,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. We have retroactively adjusted the issuance of founder shares for all periods presented. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented. As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On July 27, 2023, we consummated the Initial Public Offering of 14,950,000 Units (including 1,950,000 over-allotment units), each Unit consisting of one ordinary share and one redeemable warrant, for $10.00 per Unit, generating gross proceeds of $149,500,000. Each warrant entitles the holder thereof to purchase one share of common stock at a price of $11.50 per share, subject to adjustment.

The securities in the Initial Public Offering, including the exercise by the underwriters of the over-allotment option, were registered under the Securities Act on a registration statement on Form S-1 (No. 333-269659). The SEC declared the registration statement effective on July 24, 2023.

On July 27, 2023, simultaneously with the closing of the Initial Public Offering, we sold an aggregate of 678,575 Private Units in a private placement with the Sponsor, at a price of $10.00 per Private Unit, generating gross proceeds of $ 6,785,750. The Private Units are identical to the units sold in the Initial Public Offering, except as otherwise disclosed in the registration statement. No underwriting discounts or commissions were paid with respect to such sale.

A total of $151,368,750 of the net proceeds from the sale of the Units in the Initial Public Offering and the private placement of the Private Units on July 27, 2023, were deposited in a trust account established for the benefit of the Company’s public stockholders at JPMorgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Date: September 1, 2023	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2023	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)