Form 10-Q
period 2023-09-30
Keen Vision Acquisition Corp.
filed 2023-11-14
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2023, there were 19,366,075 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December, 31
	2023	2022
	(Unaudited)
ASSETS
Cash at bank	$735,412	$77,709
Prepayment	314,275	2,598
Total current assets	1,049,687	80,307
Deferred offering costs	—	114,500
Cash and investments held in trust account	152,764,949	—

TOTAL ASSETS	$153,814,636	$194,807

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Promissory note - related party	$—	$173,573
Amount due to a related party	30,000	—
Total current liabilities	30,000	173,573

Deferred underwriting compensation	2,990,000	—

TOTAL LIABILITIES	3,020,000	173,573

Commitments and contingencies
Common stock, subject to conversion 14,950,000 shares (at conversion value of $10.22 per share)	152,764,949	—

Shareholders’ equity:
Common stock, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 and 3,737,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively (excluding 14,950,000 and 0 shares subject to possible redemption)(1)	442	374
Additional paid-in capital	—	24,626
Accumulated other comprehensive income	1,396,198	—
Accumulated deficit	(3,366,953)	(3,766)

Total Shareholders’ (Deficit) Equity	(1,970,313)	21,234

TOTAL LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ (DEFICIT) EQUITY	$153,814,636	$194,807

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF COMPREHNSIVE INCOME (LOSS)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022

Formation and operating costs	$(305,708)	$(220)	$(310,586)	$(397)

Other income:
Dividend income earned in investments held in Trust Account	1	-	1	-
Interest income	18	2	19	4

Total other income	19	2	20	4

NET LOSS	$(305,689)	$(218)	$(310,566)	$(393)

Other comprehensive income:
Unrealized gain in investments held in Trust Account	1,396,198	-	1,396,198	-

COMPREHENSIVE INCOME (LOSS)	1,090,509	(218)	1,085,632	(393)

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	10,562,500	-	3,559,524	-

Basic and diluted weighted average shares outstanding, common stock subject to possible redemption	$0.28	$-	$1.64	$-

Basic and diluted weighted average shares outstanding, common stock attributable to not subject to possible redemption (1)	3,978,524	3,250,000	3,898,065	3,250,000
Basic and diluted net loss per share, common stock attributable to not subject to possible redemption	$(0.81)	$(0.00)	$(1.57)	$(0.00)

(1)	Excludes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Nine months ended September 30, 2023
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	income	deficit	(deficit)
Balance as of January 31, 2023(1)	3,737,500	$374	$24,626	$-	$(3,766)	$21,234

Net loss for the period	-	-	-	-	(4,032)	(4,032)

Balance as of March 31, 2023(1)	3,737,500	$374	$24,626	$-	$(7,798)	$17,202

Net loss for the period	-	-	-	-	(845)	(845)

Balance as of June 30, 2023(1)	3,737,500	$374	$24,626	$-	$(8,643)	$16,357

Sale of units in initial public offering, net of offering costs	14,950,000	1,495	142,900,525	-	-	142,902,020
Sale of units to the founder in private placement	678,575	68	6,785,682	-	-	6,785,750
Initial classification of common stock subject to possible redemption	(14,950,000)	(1,495)	(147,853,763)	-	-	(147,855,258)
Allocation of offering costs to common stock subject to redemption			6,525,391	-	-	6,525,391
Accretion of carrying value to redemption value			(8,382,461)	-	(3,052,621)	(11,435,082)
Net loss for the period	-	-	-	-	(305,689)	(305,689)
Unrealized gain on available held for sale securities	-	-	-	1,396,198	-	1,396,198

Balance as of September 30, 2023(1)	4,416,075	$442	$-	$1,396,198	$(3,366,953)	$(1,970,313)

	Nine months ended September 30, 2022
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2022(1)	3,737,500	$374	$24,626	$(3,073)	$21,927

Net loss for the period	-	-	-	(176)	(176)

Balance as of March 31, 2022(1)	3,737,500	$374	$24,626	$(3,249)	$21,751

Net income for the period	-	-	-	1	1

Balance as of June 30, 2022(1)	3,737,500	$374	$24,626	$(3,248)	$21,752

Net loss for the period	-	-	-	(218)	(218)

Balance as of September 30, 2022(1)	3,737,500	$374	$24,626	$(3,466)	$21,534

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(310,566)	$(393)
Adjustments to reconcile net loss to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(1)	-
Change in operating assets and liabilities:
Increase in prepayment	(311,677)	-
Net cash used in operating activities	(622,244)	(393)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(151,368,750)	-
Net cash used in investing activities	(151,368,750)	-

Cash flows from financing activities:
Advances from a related party	264,049	-
Repayment to related party	(293,122)	(60,000)
Proceeds from public offering	149,500,000	-
Proceeds from private placement	6,785,750	-
Payment of offering costs	(3,607,980)	-
Proceeds from promissory note - related party	-	47,500
Net cash provided by (used in) financing activities	152,648,697	(12,520)

NET CHANGE IN CASH	657,703	(12,913)

CASH, BEGINNING OF PERIOD	77,709	24,924

CASH, END OF PERIOD	$735,412	$12,031

Non-cash investing and financing activities
Initial classification of common stock subject to possible redemption	$147,853,763	$-
Allocation of offering costs to common stock subject to possible redemption	6,525,391	-
Accretion of carrying value to redemption value	11,435,082	-
Accrued underwriting compensation	$2,990,000	$-

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BUSINESS BACKGROUND

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

As of September 30, 2023, the Company had not commenced any operations. All activities through September 30, 2023 relate to the Company’s formation and the initial public offering (the “Initial Public Offering”). The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

Financing

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

Transaction costs amounted to $6,597,980, consisting of $2,990,000 of underwriting commissions, $2,990,000 of deferred underwriting commissions and $617,980 of other offering costs. In addition, at July 27, 2023, cash of $1,593,452 was held outside of the Trust Account and is available for the payment of offering costs and for working capital purposes. Cash of $151,368,750 was transferred to the Trust Account on July 27, 2023.

Trust Account

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

Business Combination

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.125 per public share, subject to increase of up to an additional $0.10 per public share per each three-month in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The ordinary shares will be recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Company will have until April 27, 2024 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months each time (for a total of 15 months) by depositing into the Trust Account $1,495,000 (approximately $0.1 per share per each three-month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. In addition, we will be entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period.

Liquidation

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

Liquidity and going concern

At September 30, 2023, the Company had working capital surplus of $1,019,687 and net loss of $310,566 for the nine months ended September 30, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 15 months from the consummation of the Initial Public Offering to complete a Business Combination) or will be entitled to an Automatic Extension Period if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. If the Company is unable to consummate the Company’s Initial Business Combination by April 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

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

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2022 included in the Company’s registration statement on Form S-1/A. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

●	Cash and investment held in trust account

At September 30, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying statement of operations and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. There was no investment held in the Trust Account as of December 31, 2022.

●	Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet dates that are directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2023 and December 31, 2022, 14,950,000 and 0 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

●	Fair value of financial instruments

ASC Topic 820 “Fair Value Measurements and Disclosures” (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. In determining fair value, the valuation techniques consistent with the market approach, income approach and cost approach shall be used to measure fair value. ASC 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

The fair value hierarchy is categorized into three levels based on the inputs as follows:

Level 1 — Valuations based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Valuation adjustments and block discounts are not being applied. Since valuations are based on quoted prices that are readily and regularly available in an active market, the valuation of these securities does not entail a significant degree of judgment.

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, (iii) inputs other than quoted prices for the assets or liabilities, or (iv) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheet. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the Sponsor are estimated to approximate the carrying values as of September 30, 2023 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and December 31, 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

After the Initial Public Offering, the proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. An investment in this offering may result in uncertain U.S. federal income tax consequences.

●	Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the Nine Months Ended	For the Nine Months Ended
	September 30, 2023	September 30, 2022
Net loss	$(310,566)	$(393)
Accretion of carrying value to redemption value	(11,435,082)	-
Net loss including accretion of carrying value to redemption value	$(11,745,648)	$(393)

	For the Three Months Ended	For the Three Months Ended
	September 30, 2023	September 30, 2022
Net loss	$(305,689)	$(218)
Accretion of carrying value to redemption value	(11,435,082)	-
Net loss including accretion of carrying value to redemption value	$(11,740,771)	$(218)

.
	For the Nine Months ended September 30, 2023		For the Nine Months ended September 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(5,605,472)	$(6,140,176)	$-	$(393)
Accretion of carrying value to redemption value	11,435,082	-		-
Allocation of net income (loss)	$5,829,610	$(6,140,176)	$-	$(393)
Denominators:
Weighted-average shares outstanding	3,559,524	3,899,065	-	3,250,000
Basic and diluted net income (loss) per share	$1.64	$(1.57)	$-	$(0.00)

	For the Three Months ended September 30, 2023		For the Three Months ended September 30, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Allocation of net loss including carrying value to redemption value	$(8,528,416)	$(3,212,355)	$-	$(218)
Accretion of carrying value to redemption value	11,435,082	-	-	-
Allocation of net income (loss)	$2,906,666	$(3,212,355)	$-	$(218)
Denominators:
Weighted-average shares outstanding	10,562,500	3,978,524	-	3,250,000
Basic and diluted net income (loss) per share	$0.28	$(0.81)	$-	$(0.00)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or common significant influence.

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

As of September 30, 2023 and December 31, 2022, the Sponsor had advanced the Company an aggregate amount of $0 and $173,573, respectively. The advances are non-interest bearing and due on demand.

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 9 months (or up to 15 months if the Company extends the Combination Period). As of September 30, 2023 and December 31, 2022, the unpaid services fee of $30,000 and $0, respectively. For the three months ended September 30, 2023 and 2022, the Company incurred $30,000 and $0 in fees for these services, respectively. For the nine months ended September 30, 2023 and 2022, the Company incurred $30,000 and $0 in fees for these services, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2023 and December 31, 2022, 4,416,075 and 3,737,500 Ordinary Shares were issued and outstanding excluding 14,950,000 and 0 shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 8).

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	upon not less than 30 days’ prior written notice of redemption to each warrant holder,

●	if, and only if, the reported last sale price of the ordinary share equals or exceeds $16.5 per share, for any 20 trading days within a 30 trading days period ending on the third trading day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the issuance of the ordinary share underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompany balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date. During the period, the Company did not have any material subsequent events other than disclosed above.

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

Simultaneously with the closing of the Initial Public Offering on July 27, 2023, we consummated the sale of 678,575 Private Placement Units. The Private Placement Units were sold at a price of US$10.00 per Private Placement Unit in the private placement, generating gross proceeds of US$6,785,750.

Transaction costs amounted to US$6,597,980, consisting of US$2,990,000 of underwriting commissions, US$2,990,000 of deferred underwriting commissions and US$617,980 of other offering costs.

Results of Operations

All activity from inception up to September 30, 2023 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the three and nine months ended September 30, 2023, we had a net loss of US$310,566 and US$305,689, respectively, which comprised of general and administrative expenses and interest income. The increase in expenses for the three and nine months ended September 30, 2023 was due primarily to expenses associated with the Initial Public Offering.

For the three and nine months ended September 30, 2022, we had a net loss of US$218 and net loss US$393, respectively, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of September 30, 2023, we had cash of US$735,412. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of September 30, 2023 and December 31, 2022, 14,950,000 and 0 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the our balance sheets.

Warrant accounting

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in FASB ASC 480, Distinguishing Liabilities from Equity and ASC 815, Derivatives and Hedging. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to our own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

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

The warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480.

Net income (loss) per share

The Company calculates net loss per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable common stock and non-redeemable common stock and the undistributed income (loss) is calculated using the total net loss less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable common stock. Any remeasurement of the accretion to the redemption value of the common stock subject to possible redemption was considered to be dividends paid to the public stockholders. As of September 30, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 shares in the calculation of diluted net loss per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KEEN VISION ACQUISITION CORPORATION

Date: November 14, 2023	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2023	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)