Form 10-K
period 2023-12-31
Keen Vision Acquisition Corp.
filed 2024-03-29
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________

Commission file number: 001- 41753

KEEN VISION ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

37 Greenbriar Drive Summit, New Jersey 07901	N/A
(Address of principal executive offices)	(Zip Code)

(203) 609-1394

Registrant’s telephone number, including area code:

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Units, each consisting of one ordinary share and one redeemable warrant to acquire one ordinary share	KVACU	The Nasdaq Stock Market LLC
Ordinary Shares, $0.0001 par value	KVAC	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share at an exercise price of $11.50	KVACW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐   No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒   No ☐

As of June 30, 2023, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $0.

As of March 29, 2024, there were 19,366,075 ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KEEN VISION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2023

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in the BVI on June 18, 2021, under the original name of Central Acquisition Limited as a BVI business company with limited liability (meaning that our public shareholders have no liability, as shareholders of our company, for the liabilities of our company over and above the amount paid for their shares). We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our “initial business combination.” On June 18, 2021, we issued 1,000 ordinary shares to Central Group Limited, a company beneficially owned by Mr. Jason Wong. On September 8, 2021, we changed our name to Keen Vision Acquisition Corporation. On September 30, 2021, Central Group Limited transferred the 1,000 ordinary shares to KVC Sponsor LLC. Any liabilities, debts, commitments and/or obligations relating to the period prior to the acquisition of the Company by KVC Sponsor LLC has been undertaken and shall be borne by Mr. Jason Wong.

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic region, although we currently intend to focus on sourcing opportunities that are in biotechnology, consumer goods, or agriculture, which are evaluated based on sustainability and ESG imperatives.

Our sponsor is KVC Sponsor LLC, founded by Keen Vision Capital (BVI) Limited (“KVC”), a single-family office firm solely involved in PE investments founded by Mr. Kenneth Wong, and Mr. Jason Wong, who has been dealing in private equity for several decades. We refer to Mr. Kenneth Wong and Mr. Jason Wong as our founders.

Our founders bring together a combined total of over 55 years of well-rounded experience in the areas of entrepreneurship, corporate operations, buy-side investments (PE investments and exits, de-SPACs), and sell-side corporate finance (fundraisings, listings, and mergers and acquisitions), all of which is integral to a successful special purpose acquisition company (SPAC). We believe that, with the combination of these professional skill sets, coupled with our founders’ global network resources, we will be able to accelerate our target’s timetable in becoming one of its industry’s leading players, optimizing development, and generating appealing risk-adjusted returns for our investors.

Mr. Kenneth Wong founded KVC as a single-family office in 2011, investing in non-listed business entities around the world with the potential of being listed on an international stock exchange within a period of 24 to 30 months, which in turn allows KVC to exit its investments within the following six to twelve months. Some of KVC’s investee companies have grown to be among the top players in their industries, and some achieved among the largest initial public offerings within their respective categories.

Although we expect we may benefit from our affiliation with KVC, KVC does not have any legal or contractual obligation to seek on our behalf or present to us investment opportunities that might be suitable for our business. We may in the future engage KVC as a financial advisor for our business combination or other transactions for which it would be entitled to compensation.

Mr. Jason Wong is the founder and CEO of Norwich Investment Limited, an investment holding company that is also the sponsor of Tottenham Acquisition I Limited (Nasdaq: TOTA), a $46 million SPAC that successfully merged with Clene Nanomedicine Inc. (Nasdaq: CLNN), a biopharmaceutical company, valued at $542.5 million in December 2020, with approximately $31.9 million of the IPO funds remaining in the trust account at the closing of the merger. As of July 6, 2023, the market capitalization of CLNN was approximately $64.3 million. He is also the sole director and CEO of Ace Global Investment Limited, which is the sponsor of Ace Global Business Acquisition Limited, a $46 million SPAC listed on Nasdaq (Nasdaq: ACBA), which announced its merger with LE Worldwide Limited, a smart greenhouse solutions provider with a pre-money enterprise value of approximately $150 million, in December 2022; and the sole manager of Soul Venture Partners, LLC, which is the sponsor of Inception Growth Acquisition Limited, a $103.5 million SPAC listed on Nasdaq (Nasdaq: IGTA). Mr. Jason Wong also served as an independent director of DT Asia Investment Limited, a $69 million SPAC previously listed on Nasdaq, which consummated its business combination in July 2016 with China Lending Group (“CLG”), valued at $193.2 million at the closing of its merger. CLG was subsequently renamed Roan Holdings Group Co., Ltd. (OTC Pink Sheets: RAHGF), and as of July 6, 2023 (approximately six years after the consummation of the business combination), the market capitalization of RAHGF was approximately $0.33 million as a result of change of regulatory regime in the PRC regarding the peer-to-peer lending industry and CLG’s subsequent transition of its business from peer-to-peer lending business to financial management, assessment and consulting services, debt collecting services, and financial guarantee services. From his decades of experience in PE investments in Asia, Mr. Jason Wong has a strong track record of successful de-SPAC transactions.

We believe our management team has genuine global reach and resources that will enable our target to expand its geographical footprint, thereby increasing profit potentials as well as optimizing its performance as a publicly listed entity in the market.

We believe our management team’s personnel, network and relationships combined with their entrepreneurial vision, unique and diversified experiences in investing, operating and transforming businesses will uniquely position them to identify and execute attractive business combination opportunities. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to capitalize on the management team’s global network and focus our search of target businesses on the following areas:

Biotechnology: any technology involving the use of living systems and/or organisms to develop or make products. This includes, and is not limited to, biotechnology for medical, pharmaceutical, and health preservation applications, agricultural processes and food production, environmental applications, and industrial processes.

Consumer goods: everyday necessities including durable and nondurable goods bought by the average consumer.

Agriculture: activities related to growing crops or raising livestock. This includes, and is not limited to, producing agricultural commodities, producing agricultural fertilizers and chemicals, manufacturing equipment, and processing or distributing agricultural products.

All potential target companies will be evaluated based on sustainability and ESG imperatives, in order to enhance value creation, to mitigate potential risks and to identify sustainable growth opportunities for the target company.

We believe each of the foregoing sectors has considerable growth potential and contains a rich universe of potential target companies ready to present solutions to a global market.

Initial Public Offering and Private Placement

On July 27, 2023, the Company consummated its initial public offering (the “IPO” or “Initial Public Offering”) of 14,950,000 Units, which includes the full exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”) and one redeemable warrant (“Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $149,500,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with KVC Sponsor LLC (the “Sponsor”) of 678,575 units (the “Private Units”) at a price of $1.00 per Private Unit, generating total proceeds of $6,785,750. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The holder of the Private Units was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On July 27, 2023, a total of $151,368,750 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.

Business Strategy

Our business strategy is to leverage our management team’s expertise, networks and operational experience to identify and complete our initial business combination with a growth-focused, leading company in biotech, consumer goods, or agriculture, evaluated based on ESG imperatives. We will seek a company with characteristics that will complement and benefit from our management team’s skills to deliver shareholder value.

Our sponsors, management team and directors have a complementary combination of experience and skills that will greatly enhance the likelihood for success in consummating our initial business combination, including:

●	extensive global networks with management teams of public and private companies, investment bankers, PE sponsors, other public investors, entrepreneurs, industry investors, auditors, legal offices and companies;

●	decades of experience in the biotech, agriculture, consumer goods, and related sectors as well as familiarity with business practices around the world, especially in the Americas and in Asia;

●	track record of serial entrepreneurship and growth acceleration;

●	expertise in a wide range of functions, including operations, legal and compliance, corporate governance, business strategy, corporate finance and investor relationship;

●	transactional experience including sourcing investments, restructuring capabilities, pre-IPO investments, conducting rigorous due diligence, executing transactions, implementing business plans and de-SPAC; and

●	strong cross-border M&A and exit experience.

In addition, our team has spent decades working in companies and institutions worldwide that are the top in their respective fields. Their insider knowledge and know-how in their respective industries will be an additional bonus for us.

We intend to focus on companies that we believe have strong growth capacity. We are looking for a target with expertise compatible with our management team’s expertise, and when combined they will be able to accelerate the target company’s growth and enhance their performance in the public markets. After the IPO, our team has worked on looking for potential opportunities via their networks. We understand that a selective, yet efficient business combination process is critical in enhancing the investment return for our investors. With the extensive experience of our board members, we believe we are well positioned to achieve a successful de-SPAC in a timely manner. Our selection process will be very rigorous, and we will spend most of our efforts in conducting due diligence to ensure that we identify acquisition opportunities that will lead to sustainable stockholder value creation.

Acquisition Criteria

Our selection process will leverage our management team’s broad network of contacts and relationships with various unaffiliated sources including government bodies, scientific organizations, corporate board members, investment bankers, investment professionals at PE firms, owners of private businesses, consultants, accounting and legal firms and so on to provide us with a strong pipeline of potential acquisition leads.

Consistent with our strategy, we have identified the following general criteria and guidelines which we believe are important in evaluating prospective target businesses:

●	Significant operations in biotech, consumer goods or agriculture, supported with strong ESG imperatives. We intend to leverage our management team’s unique expertise and network to source a potential target. Based on our management team’s experience and strong network across the globe in these sectors, we believe it will be advantageous to focus on investment opportunities in these areas.

●	Industry leadership with high growth potential. We intend to seek a target that has a leading presence across a sector or has prominent technology or product competencies, with the potential to disrupt market incumbents. We will primarily seek to acquire a target company with a total enterprise value not exceeding $1 billion.

●	A clear current and/or future nexus with any global and/or major markets. Regardless of where they may be headquartered, we intend to find a target company that has a strategy for any global and/or any major markets and will benefit from being Nasdaq-listed.

●	Current and potential capacity for revenue and earnings growth. We expect to target companies that have the potential for significant revenue and earnings growth through a combination of improved production capacity, increased operational efficiencies, cost reduction, and synergistic follow-on acquisitions, which could result in operating leverage for stronger revenue and earnings growth in the future.

●	Resilient business model. We intend to select a target that has flexible operating models to respond quickly to sudden changes in the market. In these disruptive times, we believe companies must address sustainability concerns so that they can stay afloat and continue to grow even when unexpected challenges occur.

●	Experienced and motivated management team. We will seek target businesses with a management team that shows dedication, strategic vision and whose interests and goals are aligned with investors and our management team. We intend to seek and acquire a capable team that has a broad network, is seasoned, and with long-term commitment.

●	Potential benefit from operating improvement. Consistent with our acquisition strategy, our management team intends to focus on creating shareholder value by improving the efficiency of the company’s operations while implementing strategies to scale revenue organically and/or through follow-on acquisitions.

●	Potential benefit from capital markets access. We will assess the public market readiness of the company. We intend to acquire a target company that will benefit from being a Nasdaq-listed company and as a result effectively utilize the access to an additional form of capital, enhanced corporate governance and improved public profile.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant. While we do not currently expect to consider a business outside the aforementioned criteria and guidelines for our initial business combination, we are not prohibited from doing so. In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this annual report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.

Effecting a Business Combination

General

We intend to utilize cash derived from the proceeds of the IPO and the private placement of private units, our share capital, debt or a combination of these in effecting a business combination. Although substantially all net proceeds of the IPO and the private placement of private units are intended to be applied generally toward effecting a business combination as described in this annual report, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various U.S. Federal and state securities laws. Alternatively, we may seek to consummate a business combination with a company that may be in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, PE funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read the prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their respective affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will any of our existing officers, directors, special advisors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate the consummation of a business combination (regardless of the type of transaction). If we decide to enter into a business combination with a target business that is affiliated with our officers, directors or initial shareholders, we will do so only if we have obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view; however, as of the date of this annual report, there is no affiliated entity that we consider a target.

Selection of a Target Business and Structuring of a Business Combination

Subject to the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

●	financial condition and results of operation;

●	growth potential;

●	experience and skill of management and availability of additional personnel;

●	capital requirements;

●	competitive position;

●	barriers to entry;

●	stage of development of its products, processes or services;

●	degree of current or potential market acceptance of the products, processes or services;

●	proprietary features and degree of intellectual property or other protection for its products, processes or services;

●	regulatory environment of the industry; and

●	costs associated with effecting the business combination.

We believe such factors will be important in evaluating prospective target businesses, regardless of the location or industry in which such target business operates. However, this list is not intended to be exhaustive. Furthermore, we may decide to enter into a business combination with a target business that does not meet these criteria and guidelines.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to Nasdaq listing rules, the target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of the balance of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, although we may acquire a target business whose fair market value significantly exceeds 80% of the trust account balance. We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all outstanding capital of a target. In this case, we could acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, only the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test, assuming that we obtain and maintain a listing for our securities on Nasdaq. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund-raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we are seeking to acquire, as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

We will not be required to comply with the 80% fair market value requirement if we are delisted from Nasdaq. If Nasdaq delists our securities from trading on its exchange after the IPO, we would not be required to satisfy the fair market value requirement described above and could complete a business combination with a target business having a fair market value substantially below 80% of the balance in the trust account.

Lack of Business Diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

●	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

●	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited Ability to Evaluate the Target Business’ Management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full-time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which public shareholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public shareholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each shareholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction, or whether the terms of the transaction would otherwise require us to seek shareholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a shareholder vote and allow our shareholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act or otherwise we are exempt from the provisions of Rule 419 promulgated under the Securities Act; however, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public shareholders may therefore have to wait 15 months after we have signed the letter of intent on March 22, 2024, (or up to 21 months if we extend such period as described in more detail in this annual report) from the closing of the IPO in order to be able to receive a pro rata share of the trust account.

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we sought shareholder approval of a proposed transaction we could need as little as 351,101 of our public shares (or approximately 2.70% of our public shares) to be voted in favor of the transaction in order to have such transaction approved.

If we hold a meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial shareholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Ability to Extend Time to Complete Business Combination

We have 15 months from the closing of the IPO to consummate our initial business combination after we signed the letter of intent on March 22, 2024. If we anticipate that we may not be able to consummate our initial business combination within 15 months from the closing of the IPO, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend Combination Period up to two times by an additional three months each time for a total of up to 21 months by depositing $1,300,000 (or $1,495,000 if the underwriters’ over-allotment option is exercised in full) in connection with each such extension into our trust account. In addition, we will be entitled to an automatic six-month extension to complete a business combination if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. If we are unable to complete our initial business combination within the above Combination Period or Paid Extension Period, we will distribute the aggregate amount then on deposit in the trust account, including interest (net of taxes payable) pro rata to our public shareholders, by way of the redemption of their shares and thereafter cease all operations except for the purposes of winding up of our affairs, as further described herein.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and our Trust Agent on the date of this annual report, in order to extend the Paid Extension Period, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each three month extension $1,300,000, or $1,495,000 if the underwriters’ over-allotment option is exercised in full ($0.10 per share in either case), on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. We intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us.

Redemption/Tender Rights

At any meeting called to approve an initial business combination, public shareholders may seek to redeem their public shares, regardless of whether they vote for or against the proposed business combination or abstain from voting, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial shareholders have agreed, pursuant to written letter agreements with us, not to redeem any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. The redemption rights will be effected under our amended and restated memorandum and articles of association and BVI law as redemptions. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public shareholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial shareholders, officers and directors will not have redemption rights with respect to any ordinary shares owned by them, directly or indirectly, whether acquired prior to the IPO or purchased by them in the IPO or in the aftermarket.

We may also require public shareholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. Once the shares are converted by the holder, and effectively redeemed by us under BVI law, the transfer agent will then update our Register of Members to reflect all conversions. The proxy solicitation materials that we will furnish to shareholders in connection with the vote for any proposed business combination will indicate whether we are requiring shareholders to satisfy such delivery requirements. Accordingly, a shareholder will have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his redemption rights. Under our amended and restated memorandum and articles of association, we are required to provide at least 10 days’ advance notice of any shareholder meeting, which would be the minimum amount of time a shareholder would have to determine whether to exercise redemption rights. As a result, if we require public shareholders who wish to convert their ordinary shares into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their redemption rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45, and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event we require shareholders seeking to exercise redemption rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

We have 15 months from the closing of the Initial Public Offering to consummate our initial business combination after we signed a letter of intent on March 22, 2024. If we anticipate that we may not be able to consummate our initial business combination within 15 months from the closing of the IPO, we may, but are not obligated to, if requested by our sponsor or its affiliates, extend Combination Period up to two times by an additional three months each time for a total of up to 21 months by depositing $1,300,000 (or $1,495,000 if the underwriters’ over-allotment option is exercised in full) in connection with each such extension into our trust account. In addition, we will be entitled to an automatic six-month extension to complete a business combination if we have executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any such extension. If we do not complete a business combination within the Combination Period or the Paid Extension Period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants will expire and will be worthless.

The amount in the trust account will be treated as funds distributable under the Companies Act provided that immediately following the date on which the proposed distribution is proposed to be made, we are able to pay our debts as they fall due in the ordinary course of business. If we are forced to liquidate the trust account, we anticipate that we would distribute to our public shareholders the amount in the trust account calculated as of the date that is two days prior to the distribution date (including any accrued interest net of taxes payable). Prior to such distribution, we would be required to assess all claims that may be potentially brought against us by our creditors for amounts they are actually owed and make provision for such amounts, as creditors take priority over our public shareholders with respect to amounts that are owed to them. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our shareholders could potentially be liable for any claims of creditors to the extent of distributions received by them as an unlawful payment in the event we enter an insolvent liquidation. Furthermore, while we will seek to have all vendors and service providers (which would include any third parties we engaged to assist us in any way in connection with our search for a target business) and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account, there is no guarantee that they will execute such agreements. Nor is there any guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account or that a court would conclude that such agreements are legally enforceable.

Each of our initial shareholders and our officers and directors have agreed to waive its rights to participate in any liquidation of our trust account or other assets with respect to the insider shares and private units and to vote their insider shares, private shares in favor of any dissolution and plan of distribution which we submit to a vote of shareholders. There will be no distribution from the trust account with respect to our warrants, which will expire worthless.

If we are unable to complete an initial business combination and expend all net proceeds of the IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share redemption price from the trust account would be $10.125.

The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would be prior to the claims of our public shareholders. Although we will seek to have all vendors, including lenders for money borrowed, prospective target businesses or other entities we engage execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with a claim against our assets, including the funds held in the trust account. If any third party refused to execute an agreement waiving such claims to the monies held in the trust account, we would perform an analysis of the alternatives available to us if we chose not to engage such third party and evaluate if such engagement would be in the best interest of our shareholders if such third party refused to waive such claims. Examples of possible instances where we may engage a third party that refused to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a provider of required services willing to provide the waiver. In any event, our management would perform an analysis of the alternatives available to it and would only enter into an agreement with a third party that did not execute a waiver if management believed that such third party’s engagement would be significantly more beneficial to us than any alternative. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason.

KVC Sponsor LLC has agreed that, if we liquidate the trust account prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of the Initial Public Offering not held in the trust account, but only to the extent necessary to ensure that such debts or obligations do not reduce the amounts in the trust account and only if such parties have not executed a waiver agreement. However, we cannot assure you that it will be able to satisfy those obligations if it is required to do so. Accordingly, the actual per-share redemption price could be less than $10.125 due to claims of creditors. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public shareholders at least $10.125 per share.

Potential acquisition of a China-based company

Statements and regulatory actions by the Chinese government

Our efforts to identify a prospective target business will not be limited to a particular industry or geographic location and we may acquire a company based in, or with the majority of its operations in, any country, including China. If we choose to acquire a China-based company, we may be subject to risks associated with conducting business in China, including being subject to various risks related to PRC laws and regulations, which are sometimes vague and uncertain. To the extent that the Chinese government intervenes or influences our operations post-business combination at any time or exerts more control over offerings conducted overseas by, and foreign investment in, China-based issuers, the operations of the post-combination entity and/or the value of our securities may be materially affected. Additionally, any governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. However, we will not undertake our initial business combination with any PRC entity with a variable interest entity, or VIE, structure.

Limitations imposed by the Chinese government on overseas listing and share issuances (post-business combination)

If we choose to complete our business combination with a China-based company, we may be required to obtain approval from Chinese authorities, including CSRC or CAC, to continue to list on U.S. exchanges or issue securities to foreign investors post business combination.

Post-business combination, we could be subject to regulations by various political and regulatory entities, including various local and municipal agencies and government sub-divisions, and these regulations may be interpreted and applied inconsistently by different agencies or authorities.

If approval is required in the future and were denied permission from Chinese authorities to list on U.S. exchanges, we will not be able to continue listing on U.S. exchanges, which would materially affect the interest of the investors. It is uncertain when and whether the post-combination entity will be required to obtain permission from the PRC government to continue to list on U.S. exchanges in the future, and even when such permission is obtained, whether it will be denied or rescinded. Although we are currently not required to obtain permission from any of the PRC central or local government and have not received any denial to list on a U.S. exchange, our operations may be adversely affected in the future, directly or indirectly, by existing or future laws and regulations relating to our target’s business or industry.

If after completion of a business combination with a China-based company, it is determined that permission for our continued listing should have been received, or if received, is later rescinded, we may incur increased costs necessary to obtain such permission or to comply with existing and newly adopted laws and regulations or penalties for any failure to comply, and such compliance or any associated inquiries or investigations or any other government actions may:

●	delay or impede our development;

●	result in negative publicity or increase the company’s operating costs;

●	require significant management time and attention; and

●	subject the post-combination entity to remedies, administrative penalties and even criminal liabilities that may harm our business, including fines assessed for our current or historical operations, or demands or orders that we modify or even cease our business practices.

Further, the promulgation of new laws or regulations, or the new interpretation of existing laws and regulations, in each case that restrict or otherwise may unfavorably impact the ability or way the post-combination entity may conduct its business and could require it to change certain aspects of its business to ensure compliance, which could decrease demand for its products or services, reduce revenues, increase costs, require us to obtain more licenses, permits, approvals or certificates, or subject it to additional liabilities. As such, the post-combination entity’s operations could be adversely affected, directly or indirectly, by existing or future PRC laws and regulations relating to its business or industry, which could result in a material adverse change in the value of our securities, potentially rendering it worthless. As a result, both you and we face uncertainty about future actions by the PRC government that could significantly affect our ability to offer or continue to offer securities to investors and cause the value of our securities to significantly decline or be worthless.

For a more detailed discussion of the uncertainties relating to business combination with a China-based company, see “Risk Factors — Risks Relating to Acquiring a Company with Operations in China.”

Enforceability of Civil Liability

We are a company incorporated under the laws of the BVI and therefore, located and administered from outside of the United States. The proceeds we received from the IPO are held in U.S. Dollars and deposited in a trust account in the United States maintained by Continental Stock Transfer & Trust Company, as trustee. The trust account is governed by an Investment Management Trust Agreement between us and Continental Stock Transfer & Trust Company.

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) or the common law of the BVI. The rights of shareholders to act against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under BVI law are to a large extent governed by the Companies Act and common law of the BVI. The common law of the BVI is derived in part from comparatively limited judicial precedent in the BVI as well as from English common law, and whilst the decisions of the English courts are of persuasive authority, they are not binding on a court in the BVI. The rights of our shareholders and the fiduciary responsibilities of our directors under BVI laws are different from statutes or judicial precedent in some jurisdictions in the United States. In particular, the BVI has a less developed body of securities laws as compared to the United States, and some states, such as Delaware, have more fully developed and judicially interpreted bodies of corporate law. In addition, while statutory provisions do exist in BVI law for derivative actions to be brought in certain circumstances, shareholders in the BVI companies may not have stood to initiate a shareholder derivative action in a federal court of the United States. The circumstances in which any such action may be brought, and the procedures and defenses that may be available in respect to any such action, may result in the rights of shareholders of a BVI company being more limited than those of shareholders of a company organized in the United States Accordingly, shareholders may have fewer alternatives available to them if they believe that corporate wrongdoing has occurred.

Under BVI law, the directors owe fiduciary duties at both common law and under statute, including a statutory duty to act honestly, in good faith and with a view to what the directors believe are our best interests. When exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the circumstances taking into account, without limitation, the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. In exercising the powers of a director, the directors must exercise their powers for a proper purpose and shall not act or agree to the company acting in a manner that contravenes our amended and restated memorandum and articles of association or the Companies Act.

In certain limited circumstances, a shareholder has the right to seek various remedies against the company in the event the directors are in breach of their duties under the Companies Act. Pursuant to Section 184B of the Companies Act, if a company or director of a company engages in, proposes to engage in or has engaged in, conduct that contravenes the provisions of the Companies Act or the memorandum or articles of association of the company, the courts of the BVI may, on application of a shareholder or director of the company, make an order directing the company or director to comply with, or restraining the company or director from engaging in conduct that contravenes the Companies Act or the memorandum or articles. Furthermore, pursuant to section 184I(1) of the Companies Act a shareholder of a company who considers that the affairs of the company have been, are being or likely to be, conducted in a manner that is, or any acts of the company have been, or are likely to be oppressive, unfairly discriminatory, or unfairly prejudicial to him in that capacity, may apply to the courts of the BVI for an order which, inter alia, can require the company or any other person to pay compensation to the shareholders.

If we are deemed insolvent for the purposes of the Insolvency Act (i.e., (1) it fails to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (2) the execution or other process issued on a judgment, decree or order of a BVI Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (3) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the BVI Courts for an order setting aside that payment or transaction in whole or in part.

We have been advised by our BVI legal counsel that the courts of the BVI are unlikely:

●	to recognize or enforce against us judgments of courts of the United States based on certain civil liability provisions of U.S. securities laws where that liability is in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; and

●	to impose liabilities against us, in original actions brought in the BVI, based on certain civil liability provisions of U.S. securities laws that are penal in nature.

The courts of the BVI will not necessarily enter judgments in original actions brought in those courts predicated on U.S. federal or state securities laws. Additionally, we have been advised by BVI Counsel that there is no statutory enforcement in the BVI of judgments obtained in the United States; however, the courts of the BVI will in certain circumstances recognize such a foreign judgment and treat it as a cause of action in itself which may be sued upon as a debt at common law so that no retrial of the issues would be necessary provided that: (1) the U.S. court issuing the judgment had jurisdiction in the matter and the company either submitted to such jurisdiction or was resident or carrying on business within such jurisdiction and was duly served with process; (2) the U.S. judgment is final and for a liquidated sum; (3) the judgment given by the U.S. court was not in respect of penalties, taxes, fines or similar fiscal or revenue obligations of the company; (4) in obtaining judgment, there was no fraud on the part of the person in whose favor judgment was given or on the part of the court; (5) recognition or enforcement of the judgment would not be contrary to public policy in the BVI; and (6) the proceedings pursuant to which judgment was obtained were not contrary to natural justice.

In appropriate circumstances, a BVI Court may give effect in the BVI to other kinds of final foreign judgments such as declaratory orders, orders for performance of contracts and injunctions.

In addition, many of our directors and officers are nationals or residents of Canada, mainland China, Hong Kong, Singapore, the United Kingdom and all or a substantial portion of their assets are located in the aforementioned locations.

As of the date of this annual report, four of our directors (Mr. Kenneth Wong, Mr. Peter Ding, William Chu and Prof. Albert Yu) and one of our officers (Mr. Kenneth Wong, our Chairman and CEO) are residing in Hong Kong. Further, it is uncertain whether any officers and directors of the post-combination entity will be located inside the United States. As a result, it may be difficult, or in some cases impossible, for investors in the United States to enforce their legal rights, to effect service of process upon those officers and directors located outside the United States, or to enforce judgments of U.S. courts seeking to impose civil liabilities and criminal penalties on them under United States securities laws. In particular, the PRC does not have treaties providing for the reciprocal recognition and enforcement of judgments of courts with the United States and many other countries and regions. Therefore, recognition and enforcement in the PRC of judgements of U.S. courts in relation to any matter not subject to a binding arbitration provision may be difficult or impossible.

A judgment of a court in the United States predicated upon U.S. federal or state securities laws may be enforced in Hong Kong at common law by bringing an action in a Hong Kong court on that judgment for the amount due thereunder, and then seeking summary judgment on the strength of the foreign judgment, provided that the foreign judgment, among other things, is (1) for a debt or a definite sum of money (not being taxes or similar charges to a foreign government taxing authority or a fine or other penalty) and (2) final and conclusive on the merits of the claim, but not otherwise. Such a judgment may not, in any event, be so enforced in Hong Kong if (a) it was obtained by fraud; (b) the proceedings in which the judgment was obtained were opposed to natural justice; (c) its enforcement or recognition would be contrary to the public policy of Hong Kong; (d) the court of the United States was not jurisdictionally competent; or (e) the judgment was in conflict with a prior Hong Kong judgment.

Hong Kong has no arrangement for the reciprocal enforcement of judgments with the United States. As a result, there is uncertainty as to the enforceability in Hong Kong, in original actions or in actions for enforcement, of judgments of United States courts of civil liabilities predicated solely upon the federal securities laws of the United States or the securities laws of any State or territory within the United States.

As a result of all the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a U.S. company.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under British Virgin Islands law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an emerging growth company as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (which we refer to herein as the JOBS Act). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (2) the date on which we have issued more than $1 billion in non-convertible debt during the prior three year period.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of the Initial Public Offering, our ability to compete in acquiring certain sizable target businesses may be limited by our available financial resources.

The following also may not be viewed favorably by certain target businesses:

●	our obligation to seek shareholder approval of a business combination or obtain the necessary financial information to be sent to shareholders in connection with such business combination may delay or prevent the completion of a transaction;

●	our obligation to redeem public shares held by our public shareholders may reduce the resources available to us for a business combination;

●	Nasdaq may require us to file a new listing application and meet its initial listing requirements to maintain the listing of our securities following a business combination;

●	our outstanding warrants and the potential future dilution they represent;

●	our obligation to pay the deferred underwriting discounts and commissions to the underwriters upon consummation of our initial business combination;

●	our obligation to either repay or issue units upon conversion of up to $1,000,000 of working capital loans that may be made to us by our initial shareholders, officers, directors or their affiliates;

●	our obligation to register the resale of the insider shares, as well as the private units (and underlying securities) and any securities issued to our initial shareholders, officers, directors or their affiliates upon conversion of working capital loans; and

●	the impact on the target business’ assets as a result of unknown liabilities under the securities laws or otherwise depending on developments involving us prior to the consummation of a business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the U.S. public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We currently have two officers, namely Mr. Kenneth Wong, our CEO, and Mr. Alex Davidkhanian, our CFO. They are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full-time employees prior to the consummation of a business combination.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C. CYBERSECURITY

As a blank check company, we have no operations and therefore do not have any operations of our own that face material cybersecurity threats. However, we do depend on the digital technologies of third parties, including information systems, infrastructure and cloud applications and services, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. In the event of a cybersecurity incident impacting us, the management team will report to the board of directors and provide updates on the management team’s incident response plan for addressing and mitigating any risks associated with such an incident. As an early-stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We also lack sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have material adverse consequences on our business and lead to financial loss.

ITEM 2. PROPERTIES

We maintain our principal executive office at 37 Greenbriar Drive, Summit, NJ 07901. The cost for this space is provided to us by KVC Sponsor LLC as part of the $10,000 per month payment commencing on the closing date of the Initial Public Offering for 9 months (or 15 months if we extend the Combination Period) we make to it for office space and related services. We consider our current office space adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on Nasdaq, under the symbol “KVACU” on July 25, 2023. On September 14, 2023, the Company announced that holders of its units may elect to separately trade the ordinary shares and warrants included in its units, commencing on or about September 15, 2023. The ordinary shares and warrants started trading on the Nasdaq under the symbols “KVAC,” and “KVACW,” respectively. Units not separated continue to trade on Nasdaq under the symbol “KVACU.” After separation, the ordinary shares and warrants may be recombined to create units.

Holders of Record

At March 29, 2024, there were 19,366,075 of our ordinary shares held by 2 shareholders issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time and we will only pay such dividend out of our profits or share premium (subject to solvency requirements) as permitted under British Virgin Law. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share capitalizations in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

During the past three years, we sold the following ordinary shares without registration under the Securities Act:

●	In June 2021, we issued 1,000 insider shares to Central Group Limited. In September 2021, an aggregate of 3,736,500 insider shares were issued to our sponsor. The purchase price of the total 3,737,500 insider shares is $25,000. Such securities were issued in connection with the Company’s organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

●	In addition, our sponsor purchased an aggregate of 678,575 private units from the Company on a private placement basis simultaneously with the consummation of the IPO. These issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds

The Company is a newly incorporated blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

On July 27, 2023, the Company consummated the IPO of 14,950,000 Units, which includes the full exercise of the over-allotment option granted to the underwriters. Each Unit consists of one ordinary share (“Ordinary Share”) and one redeemable warrant (“Warrant”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $149,500,000.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with KVC Sponsor LLC (the “Sponsor”) of 678,575 units (the “Private Units”) at a price of $1.00 per Private Unit, generating total proceeds of $6,785,750. The Private Units are identical to the Units sold in the IPO. The Sponsor agreed not to transfer, assign or sell any of the Private Units or underlying securities (except in limited circumstances, as described in the Registration Statement) until the completion of the Company’s initial business combination. The holder of the Private Units was granted certain demand and piggyback registration rights in connection with the purchase of the Private Units.

On July 27, 2023, a total of $151,368,750 of the net proceeds from the IPO and the Private Placement were deposited in a Trust Account established for the benefit of the Company’s public shareholders.

The Private Units were issued pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as the transaction did not involve a public offering.  For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

We are a blank check company incorporated on June 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target. We intend to effectuate our initial business combination using cash from the proceeds of the Initial Public Offering and the private placement of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination and (pursuant to backstop agreements we may enter into following the consummation of the Initial Public Offering or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing.

Liquidity and Capital Resources

As of December 31, 2023, we had cash of $631,753 and investments held in the Trust Account of $154,823,318. Until the consummation of the Initial Public Offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

On July 27, 2023, we consummated the Initial Public Offering of 14,950,000 ordinary units (the “Public Units”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 1,950,000 Public Units, at $10.00 per Public Unit, generating gross proceeds of $149,500,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 678,575 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to KVC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,785,750.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $151,368,750 was placed in the Trust Account. We incurred $6,597,980 in initial public offering related costs, including $2,990,000 of underwriting fees, $2,990,000 of deferred underwriting fees and $617,980 of initial public offering costs.

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

If we are unable to consummate the Company’s Initial Business Combination by April 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by April 27, 2024 (unless further extended). These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Results of Operations

Our entire activity from inception up to July 27, 2023 was in preparation for the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after this period.

For the year ended December 31, 2023, we had a net income of $1,454,758, which was comprised of dividend earned on the marketable securities held in Trust Account of $1,933,397 and interest income of $37, offset by operating costs of $478,676. The dividend income has increased compare with 2022 mainly due to the Company has completed the Initial Public Offering, the net proceeds deposited into trust account to earn dividend income during the year. In additional, the company has unrealized gain in investments held in Trust Account of $1,521,171.

For the year ended December 31, 2022 we had a net loss of $693 which was comprised of operating costs of $697, offset by interest income of $4.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2023 or 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay our Sponsor a monthly fee of $10,000 for general and administrative services, including office space, utilities and administrative services to the Company. We began incurring these fees on August 1, 2023 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation. Also, we are committed to the below:

Registration Rights

The holders of the Founder Shares, the Private Placement Units (and their underlying securities) and the units that may be issued upon conversion of the working capital loans (and their underlying securities) are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company register such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these ordinary shares are to be released from escrow. The holders of a majority of the Private Placement Units and warrants issued in payment of working capital loans made to the Company (or underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company is committed to pay the Deferred Discount of 2% of the gross offering proceeds of the Initial Public Offering, in the amount of $2,990,000, to the underwriter upon the Company’s consummation of the Business Combination. The underwriter is not entitled to any interest accrued on the Deferred Discount, and has waived its right to receive the Deferred Discount if the Company does not close a Business Combination.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the reporting periods. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policies:

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For warrants that are recorded as a component of equity, they are measured at their fair value at the time of issuance and are not remeasured at subsequent reporting dates. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding during the period, excluding ordinary shares subject to possible redemption. Diluted income (loss) per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding, plus to the extent dilutive, the incremental number of ordinary shares to settle rights and other ordinary share equivalents (currently none outstanding), as calculated using the treasury stock method. Ordinary shares subject to possible redemption at December 31, 2023 and 2022, which are not currently redeemable and are not redeemable at fair value, have been excluded from the calculation of basic and diluted loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering to purchase an aggregate of 15,628,575 and 0 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2023, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On September 13, 2023, the Company’s audit committee dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm.

Marcum’s reports on the Company’s financial statements for the fiscal year ended December 31, 2022 and the period from June 18, 2021 (inception) through December 31, 2021 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except that such reports expressed substantial doubt regarding the Company’s ability to continue as a going concern. Furthermore, during the Company’s fiscal year ended December 31, 2022 and the period from June 18, 2021 (inception) through December 31, 2021, there have been no disagreements with Marcum on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements for such periods.

For the fiscal year ended December 31, 2022 and the period from June 18, 2021 (inception) through December 31, 2021, there were no “reportable events” as that term is described in Item 304(a)(1)(v) of Regulation S-K.

On September 13, 2023, the audit committee appointed Adeptus Partners, LLC (“Adeptus”) as the Company’s new independent registered public accounting firm. During the Company’s fiscal year ended December 31, 2022 and the period from June 22, 2021 (inception) through June 30, 2021, and through September 13, 2023, neither the Company nor anyone acting on the Company’s behalf consulted Adeptus with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2023, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 27, 2024.

Name	Age	Position
WONG, Kenneth Ka Chun	50	Chairman and Chief Executive Officer
DAVIDKHANIAN, Alex	49	Chief Financial Officer, Director
DING, Yibing Peter	56	Independent Director
CHU, William	51	Independent Director
YU, Albert Cheung-Hoi	68	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. WONG, Kenneth Ka Chun.

Mr. Kenneth Wong, our CEO and Chairman since September 2021, has over 25 years of experience in finance and operations, with a track record of executing notable M&A deals. Since their inceptions in September 2011 and December 2008 respectively, Mr. Kenneth Wong has been the founder, Chairman and CEO of both Keen Vision Capital (BVI) Limited, a single-family office specializing in PE investments with minority stakes, which has a track record of successful exits in the high technology, agriculture, and consumer goods industries, and Keen Vision International Limited, a PE investment firm targeting controlling or majority stakes. During Mr. Kenneth Wong’s time in both companies, he has been managing fundraising process and operations, providing restructuring, strategic and listing advice for investee companies, and all investments were executed with a view to exit via listing on an international stock exchange or trade sale. Mr. Kenneth Wong also serves as the Vice Chairman of Medera Inc. since November 2021.

Prior to this from October 2002 to February 2004, Mr. Kenneth Wong was first the CFO of the Shanghai A-share listed pharmaceutical research & development and manufacturing subsidiary Topsun Science and Technology Company Limited (SH600771), before becoming the Senior Vice President of the Topsun Pharmaceutical Group from February 2004 to August 2008. During his time at Topsun, Mr. Kenneth Wong oversaw acquisitions of two leading Chinese national pharmaceuticals, Yunnan Baiyao and Shanxi Guangyuyuan, as well as the sale of Qidong Gaitianli Pharmaceutical Co., Ltd. to Germany’s Bayer Group, in what was then the first major cross-border M&A deal in the Chinese pharmaceutical industry, and also the first cross-border acquisition of a Chinese pharmaceutical company by a Fortune 50 company. From September 2001 to September 2002, Mr. Kenneth Wong was a direct investment associate at investment company AIG Investment Corporation, focusing on emerging markets and health care/pharmaceuticals. Before AIG from September 1995 to February 2000, Mr. Kenneth Wong was a corporate finance associate and later Associate Director in the corporate finance division at SBC Warburg (later renamed UBS Investment Bank), where he was the buy-side financial advisor in a $38 billion acquisition; what was then the largest M&A transaction in Asia. Mr. Kenneth Wong began his career in corporate finance as an intern at Morgan Stanley from July 1994 to December 1994.

Mr. Kenneth Wong earned his Bachelor of Commerce degree with triple majors in finance, marketing, and entrepreneurship from McGill University.

We believe Mr. Kenneth Wong is well-qualified to serve as a member of our board of directors given his experience, entrepreneurial vision, industry expertise, and global network.

Mr. DAVIDKHANIAN, Alex

Mr. Davidkhanian, our CFO since October 2021, has a multi-industry background covering a diverse range of corporate functions that spans nearly 20 years. Since June 2020, he has been co-founder, President and board member of Birchmount Network, a gift card and marketing services company that provides comprehensive revenue, payment, and brand solutions to clients in emerging retail industries. Mr. Davidkhanian has also served on the board of autonomous robotic kitchen company Roboeatz since 2020, and on the advisory board of rental home improvement brand Sproos! since 2019.

Prior to this, from June 2018 to June 2020, he was at TPG Growth and Rise, the growth equity investment platform of global alternative asset firm TPG, where he first served as the Operations Director before becoming Senior Advisor in January 2020. During his time with TPG Growth and Rise, Mr. Davidkhanian supported the fund deal teams on sourcing and negotiating new deals and also worked with portfolio company CEOs and leadership teams to develop and execute their value creation strategies. Before TPG Growth and Rise, Mr. Davidkhanian was CFO for the Americas of Water Technology at Tokyo-listed building materials and housing equipment manufacturer LIXIL Group Corporation, from December 2015 to May 2018. From January 2008 to December 2015, Mr. Davidkhanian was with GROHE, a leading global brand for bathroom and kitchen fittings which was acquired by LIXIL in 2014. He first served as the CFO of GROHE Americas, leading the Finance, HR, IT and Customer Service functions for the region, before moving on to becoming Vice President of Sales from July 2010, and finally becoming President and chief executive for GROHE in that region from July 2013. Prior to GROHE, from August 2002 to December 2007, Mr. Davidkhanian was with a global leader in beverage alcohol, Diageo Plc, where he started out as a manager in London, then moved horizontally to becoming a manager in New York in January 2004. He was then promoted to Director in January 2005, helping to lead and deliver on strategic projects for North America, before finally becoming Finance Director in September 2006, where he drove the strategy and pipeline management for the region.

Mr. Davidkhanian earned his Bachelor of Engineering in Mechanical Engineering with a minor in Management from McGill University, and his Master of Business Administration degree from the University of Chicago.

We believe Mr. Davidkhanian is well-qualified to serve as a member of our board of directors given his experience, industry expertise, and network.

Mr. DING, Yibing Peter

Mr. Ding, one of our independent directors since October 2021, is a qualified chartered accountant with a M&A and investment banking background spanning over 25 years. He is currently Senior Advisor for Greater China for one of the world’s largest independent financial advisory companies, Rothschild & Co., after having served as its Executive Vice Chairman for Greater China from September 2018 to April 2021. Throughout Mr. Ding’s tenure with Rothschild, he has provided financial, strategic advisory and management oversight and has been responsible for senior client coverage and origination of advisory mandates. Mr. Ding also serves on the Asia Pacific Executive Committee of Rothschild & Co. He has also been an independent director of CMB International Finance Limited, a subsidiary of China Merchants Bank (CMB), since January 2020.

Prior to Rothschild & Co., from January 2015 to August 2018, Mr. Ding was one of the four founding partners of Quintus Partners, a boutique firm focusing on cross-border advisory, private placements and investments. From September 2010 to December 2014, he served as Managing Director and Head of Greater China Investment Banking of Barclays PLC, a multinational investment bank. From January 2008 to September 2010, Mr. Ding served as Managing Director and Co-Head of M&A for Asia at Morgan Stanley, an American multinational investment bank and financial services company. From April 2001 to December 2007, Mr. Ding worked in different capacities, including as Managing Director of Investment Banking Department, at UBS AG, a Swiss multinational investment bank and financial services company. From February 1996 to March 2001, Mr. Ding held various positions within ING Barings, Hong Kong, an investment bank, starting as an executive and eventually working in a director-level role. He began his career as an accountant at Ernst & Young from January 1992 to June 1995.

Mr. Ding earned his Bachelor of Arts degree at Fudan University in July 1989 and spent a year at Leeds University on an exchange program in September 1987 to July 1988. He qualified as a Chartered Accountant in England and Wales (ICAEW) in June 1995.

We believe Mr. Ding is well-qualified to serve as a member of our board of directors given his experience, industry expertise, and network.

Mr. CHU, William

William Chu is a seasoned entrepreneur and investor, with extensive experience in the financial and technology sectors. Currently, he holds the position of Director at SparkLabs (Hong Kong) Management Ltd, part of the SparkLabs Group which is a network of accelerators and venture funds renowned for its investment portfolio of over 400 companies. Notably, he led the firm into a partnership with Ping An Group to launch the Ping An Cloud Accelerator, aimed at fostering fintech, health tech, and smart cities startups in China.

In addition, Mr. Chu serves as General Partner at SparkLabs Saudi Arabia Fund I and SparkLabs Pakistan Fund I, focusing on advancing the tech ecosystems in those respective geographies. Furthermore, he acts as a Venture Partner for SparkLabs Global Ventures Fund II, overseeing investment sourcing and portfolio support. Additionally, he provides consultancy services for Spark I Acquisition Corp, a SPAC sponsored by the SparkLabs Group, contributing to strategic planning, research, due diligence analyses, and deal structuring.

Prior to his current engagements, Mr. Chu held executive positions at Zheng He Capital, a Hong Kong-based private equity firm, where he led investments in notable companies such as Ping An Good Doctor and Lufax. Before his venture into finance, he successfully managed his family business, Lawman Group International, and served as the Owner and President of Lawman Sportswear Inc., where he repositioned the Lawman brand in China and launched the Petrol denim collection in the U.S. Presently, he holds the position of Vice President at Lawman International Limited, overseeing property management.

Mr. Chu started his career at Booz-Allen & Hamilton, later holding positions at Merrill Lynch and Wit Soundview. He holds a B.A. in East Asian Studies from Harvard University.

We believe Mr. Chu is well-qualified to serve as a member of our board of directors given his experience, industry expertise, and network.

Professor YU, Albert Cheung-Hoi, Ph.D., J.P.

Prof. Yu, one of our independent directors since October 2021, has over 30 years of academic, industrial and entrepreneurial experience in biotech. Prof. Yu has been a professor at Peking University since December 2001, where he researches glia and neuro-diseases. He has also served as founder, chairman and Chief Scientific Officer of pioneering molecular diagnostic company Hai Kang Life Corporation Ltd since May 1999.

Concurrently, Prof. Yu serves roles in 22 companies and organizations, including RNA interference (RNAi) therapeutics biopharmaceutical company Sirnaomics Ltd (independent non-executive director since July 2021), venture capital fund CR-CP Life Science Fund Management Limited (independent director since May 2021), international biotech convention organizer BIOHK Limited (director since February 2019), the Biotech Advisory panel of the Stock Exchange of Hong Kong Limited (HKEX) (panel member since April 2018), the Guangdong-Hong Kong-Macao Greater Bay Area Biotechnology Alliance (GBABA) (director, founder and chairman since December 2017), the Glia and Neuro-diseases Committee of the Beijing Society for Neuroscience (BJSN) (director since December 2017), nonprofit international scientific conferences organizer, Gordon Research Conferences (member of the Board of Trustees since May 2016), the Asian Fund for Cancer Research Limited (director since July 2011), Hong Kong

Biotechnology Organization (HKBIO) (founder and chairman since September 2009), Hong Kong DNA Chips Ltd (director since April 2007), and clinical diagnostic firm Hai Kang Life Corp. Ltd.’s subsidiary DNA-Tech Ltd (director since February 2002).

His past directorships of corporate and academic organizations include the Chinese Neuroscience Society (CNS) (vice director from October 2015 to October 2019), Hong Kong Science and Technology Parks Limited (HKSTP) (director from July 2011 to June 2017), the Beijing Society for Neuroscience (BJSN) (director from January 2008 to December 2013), and the key neuroscience laboratory designated by the Chinese Ministry of Education and Ministry of Health; the Neuroscience Research Institute of Peking University (vice director from December 2006 to December 2018).

Concurrently to his current role at Peking University, from September 2006 to December 2017, Prof. Yu was a professor at the Peking University Infectious Disease Research Center. Prior to that, from February 1994 to December 2001, Prof. Yu was a lecturer and assistant professor at the Hong Kong University of Science and Technology (HKT). From February 1994 to August 1996, he was also a visiting associate professor at Stanford University, and a guest professor at the Peking University Health Science Center (formerly known as Beijing Medical University) from January 1994 to December 2000. From October 1989 to October 1994, Prof. Yu was a research associate and later senior research associate at Stanford University’s Department of Pathology. Prior to this, from July 1984 to September 1989, he was an assistant academic researcher at the University of California, San Francisco.

Prof. Yu earned his Bachelor of Science, his Master of Science, and his Doctor of Philosophy degrees from the University of Saskatchewan.

We believe Prof. Yu is well-qualified to serve as a member of our board of directors given his experience, industry expertise, and network.

Director Independence

Nasdaq requires that a majority of our board must be composed of “Independent Directors.” Currently, Mr. Peter Ding, Mr. William Chu, and Prof. Albert Yu would each be considered an “Independent Director” under the Nasdaq listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Independent Directors will have regularly scheduled meetings at which only Independent Directors are present.

We will only enter into a business combination if it is approved by a majority of our Independent Directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested Independent Directors.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on February 9, 2023.

Audit Committee

We have established an audit committee of the board of directors, which consists of Mr. Peter Ding, Mr. William Chu, and Prof. Albert Yu, each of whom is an independent director under Nasdaq’s listing standards. Mr. Peter Ding is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

●	reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

●	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

●	discussing with management major risk assessment and risk management policies;

●	monitoring the independence of the independent auditor;

●	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

●	reviewing and approving all related-party transactions;

●	inquiring and discussing with management our compliance with applicable laws and regulations;

●	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

●	appointing or replacing the independent auditor;

●	determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

●	establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

●	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of independent directors who are “financially literate” as defined under Nasdaq listing standards. Nasdaq listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to Nasdaq that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Peter Ding is qualified as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Mr. Peter Ding, Mr. William Chu, and Prof. Albert Yu, each of whom is an independent director under Nasdaq’s listing standards. Mr. William Chu is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that the persons to be nominated:

●	whether the candidate is independent pursuant to the requirements of the Nasdaq Global Market;

●	whether the candidate is accomplished in his or her field and has a reputation, both personal and professional, that is consistent with the image and reputation of the Company;

●	whether the candidate has the ability to read and understand basic financial statements;

●	whether the candidate has relevant education, experience and expertise and would be able to provide insights and practical wisdom based upon that education, experience and expertise;

●	whether the candidate has knowledge of the Company and issues affecting the Company;

●	whether the candidate is committed to enhancing shareholder value;

●	whether the candidate fully understands, or has the capacity to fully understand, the legal responsibilities of a director and the governance processes of a public company;

●	whether the candidate is of high moral and ethical character and would be willing to apply sound, objective and independent business judgment, and to assume broad fiduciary responsibility;

●	whether the candidate has, and would be willing to commit, the required hours necessary to discharge the duties of board membership;

●	whether the candidate has any prohibitive interlocking relationships or conflicts of interest;

●	whether the candidate is able to develop a good working relationship with other board members and contribute to the board’s working relationship with the senior management of the Company; and

●	whether the candidate is able to suggest business opportunities to the Company.

The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, a special meeting of shareholders). Our shareholders that wish to nominate a director for election to the Board should follow the procedures set forth in our amended and restated memorandum and articles of association. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which consists of Mr. Peter Ding, Mr. William Chu, and Prof. Albert Yu, each of whom is an independent director under Nasdaq’s listing standards. Prof. Albert Cheung-Hoi Yu is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

●	reviewing at least annually the goals and objectives of the Company’s executive compensation plans, and amend, or recommend that the board amend, these goals and objectives if the committee deems it appropriate;

●	reviewing at least annually the Company’s executive compensation plans in light of the Company’s goals and objectives with respect to such plans, and, if the committee deems it appropriate, adopt, or recommend to the board the adoption of, new, or the amendment of existing, executive compensation plans;

●	reviewing our executive compensation policies and plans;

●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements; and

●	if required, producing a report on executive compensation to be included in our annual proxy statement.

No other compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, including our directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements entered into in connection with such initial business combination.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. Furthermore, our initial shareholders have agreed that the private units will not be sold or transferred by them until after we have completed our initial business combination. In addition, our officers and directors may loan funds to us after this offering and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

Under BVI law, directors owe the following fiduciary duties:

(1)	duty to act in good faith in what the director believes to be in the best interests of the company as a whole;

(2)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

(3)	directors should not improperly fetter the exercise of future discretion;

(4)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

(5)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above-mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the other relevant pre-existing fiduciary or contractual obligations of our officers and directors:

Name of Individual	Name of Affiliated Company	Affiliation	Priority/Preference Relative to the Company
WONG, Kenneth K.C.	Keen Vision Capital (BVI) Limited	Founder and Chief Executive Officer
	Keen Vision International Limited	Founder and Chief Executive Officer
	Medera Biopharmaceutical Limited	Vice Chairman
DAVIDKHANIAN, Alex	Birchmount Network	President and board member
	Roboeatz	Board member
	Sproos!	Member of Advisory Board
DING, Peter	Rothschild & Co.	Senior Advisor
CHU, William	SparkLabs Saudi Arabia Fund I LLC	Partner
	SparkLabs Pakistan Fund I LLC	Partner
	SparkLabs (Hong Kong) Management Ltd	Director
	Lawman International Limited	Vice President
	Spark I Acquisition Corp	Consultant
	SparkLabs Global Ventures Fund II	Venture Partner
YU, Albert Cheung-Hoi	Peking University	Professor
	Hai Kang Life Corporation Ltd.	Chief Scientific Officer and Chairman
	Hong Kong Council for Testing and Certification (HKCTC)	Chairman
	Sirnaomics Ltd.	Independent non-executive director
	CR-CP Life Science Fund Management Limited	Independent director
	Guangdong-Hong Kong-Macao Greater Bay Area Biotechnology Alliance (GBABA)	Founder and Chairman
	Hong Kong Biotechnology Organization (HKBIO)	Founder and Chairman
	Glia and Neuro-diseases Committee of Beijing Society for Neuroscience (BJSN)	Director
	Oversight Committee of the Sino-International Institute of Translation Medicine at Shenzhen (SIITM)	Committee Member
	National Institute of Metrology, China (Bio-Related)	Advisor
	Biotech Advisory Panel of the Stock Exchange of Hong Kong Limited (HKEX)	Panel member
	Gordon Research Conferences	Board of Trustees
	Asia Fund for Cancer Research Foundation (AFCR)	Director
	The Hong Kong Chinese Importers’ & Exporters’ Association	Director
	BIOHK Ltd.	Director
	SUN YAT-SEN Cultural Foundation Ltd.	Director
	H.K. Life Publishing Ltd.	Director
	Hong Kong DNA Chips Ltd.	Director
	Angenomics Ltd.	Director
	DNA-Tech Ltd.	Director
	Hong Kong-Taiwan Youth Exchange Association Ltd.	Director
	The Food Safety Laboratories Limited	Director
	Jin Dong Company Ltd.	Director

In connection with the vote required for any initial business combination, all of our existing shareholders, including all of our officers and directors, have agreed to vote their respective insider shares and private shares in favor of any proposed initial business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those ordinary shares acquired by them prior to this offering. However. if they purchase ordinary shares in this offering or in the open market, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or initial shareholders, unless we have obtained (1) an opinion from an independent investment banking firm that the initial business combination is fair to our unaffiliated shareholders from a financial point of view and (2) the approval of a majority of our disinterested and Independent Directors (if we have any at that time). Furthermore, in no event will any of our initial shareholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Item 11. Executive Compensation.

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

We will pay $10,000 per month administrative fee to the sponsor for up to 9 months (or up to 15 months if the Combination Period is extended). No other compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 29, 2024, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
KVC Sponsor LLC(2)	4,416,075	22.80%
WONG, Kenneth K.C.(2)	4,416,075	22.80%
DAVIDKHANIAN, Alex	0	* %
DING, Peter	0	* %
CHU, William	0	* %
YU, Albert Cheung-Hoi	0	* %
All executive officers and directors as a group (5 individuals)	4,416,075	22.80%
Periscope Capital Inc.(3)	996,800	5.1%
Karpus Investment Management.(4)	1,278,000	6.60%
HGC Investment Management Inc.(5)	1,200,000	6.20%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o Keen Vision Acquisition Corporation, 37 Greenbriar Drive, Summit, NJ 07901, USA.

(2)	KVC Sponsor LLC, our sponsor, is the record holder of the insider shares reported herein. KVC Sponsor LLC is controlled by Mr. Kenneth Wong and Mr. Jason Wong, its managers. By virtue of this relationship, Mr. Kenneth Wong and Mr. Jason Wong may be deemed to share beneficial ownership of the securities held of record by our sponsor.

(3)	Based on the Schedule 13G filed by the holder on February 9, 2024. The holder’s address is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(4)	Based on the Schedule 13G filed by the holder on February 13, 2024. The holder’s address is 183 Sully’s Trail, Pittsford, New York 14534.

(4)	Based on the Schedule 13G filed by the holder on February 14, 2024. The holder’s address is 1073 Yonge Street, 2nd Floor, Toronto, Ontario M4W 2L2, Canada.

In order to meet our working capital needs, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

In September 2021, an aggregate of 3,737,500 insider shares were issued to our Sponsor for an aggregate contribution of $25,000. If the underwriters do not exercise all or a portion of their over-allotment option, our initial shareholders have agreed that up to an aggregate of 487,500 ordinary shares in proportion to the portion of the over-allotment option that was not exercised are subject to forfeiture and would be immediately cancelled.

If the underwriters determine the size of the offering should be increased (including pursuant to Rule 462(b) under the Securities Act) or decreased, a share capitalization or a contribution back to capital, as applicable, would be effectuated in order to maintain our initial shareholder’s ownership at a percentage of the number of shares to be sold in this offering.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our initial shareholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $1,000,000 of the notes may be converted upon consummation of our business combination into private units at a price of $10.00 per unit (which, for example, would result in the holders being issued units to acquire 100,000 ordinary shares and 100,000 warrants to purchase 100,000 ordinary shares if $1,000,000 of notes were so converted). Our shareholders have approved the issuance of the units and underlying securities upon conversion of such notes, to the extent the holder wishes to so convert them at the time of the consummation of our initial business combination. If we do not complete a business combination, the loans would be repaid out of funds not held in the trust account, and only to the extent available.

The holders of our insider shares issued and outstanding, as well as the holders of the private units (and all underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of the Initial Public Offering. The holders of a majority of these securities are entitled to make up to three demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time after the initial business combination. The holders of a majority of the private units or securities issued in payment of working capital loans can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

On December 31, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of consummation of the IPO or the date on which we determine not to conduct the IPO. As of December 31, 2023, December 31, 2022 and 2021, our sponsor had loaned us an aggregate of $243,872, $173,573 and $117,497, respectively, to be used to pay formation expenses and a portion of the expenses of the IPO. The loan is payable without interest on the date on which we consummated our IPO. We repaid this loan from the proceeds of the Initial Public Offering not being placed in the trust account.

Simultaneously with the closing of the IPO, the Company consummated the Private Placement with KVC Sponsor LLC, the sponsor, of 678,575 units at a price of $10.00 per unit, generating total proceeds of $6,785,750. The private units are identical to the units sold in the IPO except as otherwise described in the annual report. The sponsor have agreed not to transfer, assign or sell any of the private units or the underlying securities (except to the same permitted transferees as the insider shares) until 30 calendar days after the completion of our initial business combination.

KVC Sponsor LLC, our sponsor, has agreed that, through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or 21 months if we extend the Combination Period) after we entered into a letter of intent on March 22, 2024. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by KVC Sponsor LLC is at least as favorable as we could have obtained from an unaffiliated person.

Other than the fees described above, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial shareholders, officers or directors who owned our ordinary shares prior to the IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee will review and approve all reimbursements and payments made to any initial shareholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee will be reviewed and approved by our board of directors, with any interested director abstaining from such review and approval.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our ordinary shares, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict-of-interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial shareholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial shareholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. For the years ended December 31, 2023 and 2022, the aggregate fees billed by Adeptus totaled approximately $37,000 and $33,000 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2023 and 2022, we did not pay Adeptus for consultations concerning financial accounting and reporting standards.

Tax Fees. For the year ended December 31, 2023 and 2022, we did not pay Adeptus for tax planning and tax advice.

All Other Fees. During the years ended December 31, 2023 and 2022, we did not pay Adeptus for other services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. We paid Marcum $39,140 for the year ended December 31, 2022, and $24,720 for the year ended December 31, 2023.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

part IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 24, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.4	Warrant Agreement, dated July 24, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

4.5*	Description of securities

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.2	Investment Management Trust Account Agreement, dated July 24, 2023 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.3	Registration Rights Agreement, dated July 24, 2023, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.4	Private Placement Unit Purchase Agreement, dated July 24, 2023, by and between the Registrant and KVC Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.5	Indemnity Agreement, dated July 24, 2023 by and between the Company’s officers, directors, shareholders and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.6	Stock Escrow Agreement, dated July 24, 2023 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.7	Promissory Note dated December 31, 2022 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Clawback Policy

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Dated: March 29, 2024	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WONG, Kenneth K.C.	Chief Executive Officer
WONG, Kenneth K.C.	(Principal Executive Officer)	March 29, 2024

/s/ DAVIDKHANIAN, Alex	Chief Financial Officer
DAVIDKHANIAN, Alex	(Principal Accounting and Financial Officer)	March 29, 2024

/s/ DING, Yibing Peter
DING, Yibing Peter	Director	March 29, 2024

/s/ CHU, William
CHU, William	Director	March 29, 2024

/s/ YU, Albert Cheung-Hoi
YU, Albert Cheung-Hoi	Director	March 29, 2024

KEEN VISION ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

of Keen Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Keen Vision Acquisition Corp. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in common stock subject to possible redemption and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, has incurred significant losses, and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

PCAOB: 3686

Ocean, New Jersey

March 29, 2024

KEEN VISION ACQUISITION CORPORATION

BALANCE SHEETS

	December 31,	December 31,
	2023	2022

ASSETS
Cash at bank	$631,753	$77,709
Prepayment	233,862	2,598
Total current assets	865,615	80,307
Deferred offering costs	-	114,500
Cash and investments held in trust account	154,823,318	-

TOTAL ASSETS	$155,688,933	$194,807

LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accrued expenses	$4,000	$-
Promissory note - related party	-	173,573
Amount due to a related party	10,000	-
Total current liabilities	14,000	173,573

Deferred underwriting compensation	2,990,000	-

TOTAL LIABILITIES	3,004,000	173,573

Commitments and contingencies
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 14,950,000 and 0 shares subject to possible redemption issued and outstanding as of December 31, 2023 and 2022, respectively	154,823,318	-

Shareholders’ (deficit) equity:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 and 3,737,500 shares not subject to possible redemption issued and outstanding as of December 31, 2023 and 2022, respectively (excluding 14,950,000 and 0 shares subject to possible redemption, respectively) (1)	442	374
Additional paid-in capital	-	24,626
Accumulated other comprehensive income	1,521,171	-
Accumulated deficit	(3,659,998)	(3,766)

Total Shareholders’ (Deficit) Equity	(2,138,385)	21,234

TOTAL LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY	$155,688,933	$194,807

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture.

See accompanying notes to financial statements.

KEEN VISION ACQUISITION CORPORATION

STATEMENTS OF OPERATIONS AND COMPREHNSIVE INCOME (LOSS)

	Years Ended December 31,
	2023	2022

Formation and operating costs	$478,676	$697

Other income:
Dividend income earned in investments held in Trust Account	2	-
Interest income earned in investments held in Trust Account	1,933,395	-
Interest income	37	4

Total other income	1,933,434	4

NET INCOME (LOSS)	$1,454,758	$(693)

Other comprehensive income:
Unrealized gain in investments held in Trust Account	1,521,171	-
COMPREHENSIVE INCOME (LOSS)	$2,975,929	$(693)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,430,548	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.25	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	4,029,380	3,250,000
Basic and diluted net loss per share, ordinary shares not subject to possible redemption	$(0.05)	$(0.00)

(1)	Excludes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to financial statements.

KEEN VISION ACQUISITION CORPORATION

STATEMENTS OF CHANGES IN COMMON STOCK SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ EQUITY (DEFICIT)

	Years ended December 31, 2023
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total shareholders’ equity (deficit)

Balance as of December 31, 2022(1)	3,737,500	$374	$24,626	$-	$(3,766)	$21,234

Sale of units in initial public offering, net of offering costs	14,950,000	1,495	142,900,525	-	-	142,902,020
Sale of units to the founder in private placement	678,575	68	6,785,682	-	-	6,785,750
Initial classification of ordinary shares subject to possible redemption	(14,950,000)	(1,495)	(147,853,763)	-	-	(147,855,258)
Allocation of offering costs to ordinary shares subject to redemption			6,525,391	-	-	6,525,391
Accretion of carrying value to redemption value			(8,382,461)	-	(5,110,990)	(13,493,451)
Net income for the year	-	-	-	-	1,454,758	1,454,758
Unrealized gain on available held for sale securities	-	-	-	1,521,171	-	1,521,171

Balance as of December 31, 2023(1)	4,416,075	$442	$-	$1,521,171	$(3,659,998)	$(2,138,385)

	Year ended December 31, 2022
	Ordinary shares
	No. of shares	Amount	Additional paid-in capital	Accumulated deficit	Total shareholders’ equity

Balance as of January 1, 2022(1)	3,737,500	$374	$24,626	$(3,073)	$21,927

Net loss for the year	-	-	-	(693)	(693)

Balance as of December 31, 2022(1)	3,737,500	$374	$24,626	$(3,766)	$21,234

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to financial statements.

KEEN VISION ACQUISITION CORPORATION

STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,454,758	$(693)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(1,933,395)	-
Dividend income earned in cash and investments held in trust account	(2)	-
Change in operating assets and liabilities:
Increase in prepayment	(231,264)	(2,598)
Increase in accrued expenses	4,000	-
Net cash used in operating activities	(705,903)	(3,291)

Cash flows from investing activities:
Proceeds deposited in Trust Account	(151,368,750)	-
Net cash used in investing activities	(151,368,750)	-

Cash flows from financing activities:
Advances from a related party	318,427	-
Repayment to related party	(367,500)	-
Proceeds from public offering	149,500,000	-
Proceeds from private placement	6,785,750	-
Payment of offering costs	(3,607,980)	-
Proceed from promissory note - related party	-	56,076
Net cash provided by financing activities	152,628,697	56,076

NET CHANGE IN CASH	554,044	52,785

CASH, BEGINNING OF PERIOD	77,709	24,924

CASH, END OF PERIOD	$631,753	$77,709

Non-cash investing and financing activities
Initial classification of ordinary shares subject to possible redemption	$147,853,763	$-
Allocation of offering costs to ordinary shares subject to possible redemption	6,525,391	-
Accretion of carrying value to redemption value	13,493,451	-
Accrued underwriting compensation	$2,990,000	$-

See accompanying notes to financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2023, the Company had not commenced any operations. All activities through December 31, 2023 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

Financing

The registration statement for the Company’s Initial Public Offering was declared effective on July 24, 2023. On July 27, 2023, the Company consummated the Initial Public Offering of 14,950,000 units (the “Public Units”), which includes 1,950,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at $10.00 per Public Unit, generating gross proceeds of $149,500,000 to the Company. Each Public Unit consists of one ordinary share (“Public Share”) and one redeemable warrant (“Public Warrant”) to purchase one ordinary share at an exercise price of $11.50 per share.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 678,575 units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit in a private placement to KVC Sponsor LLC (the “Sponsor”), generating gross proceeds of $6,785,750 to the Company. Each Private Placement Unit consists of one ordinary share (“Private Placement Share”) and one redeemable warrant (“Private Warrant”) to purchase one ordinary share at an exercise price of $11.50 per whole share.

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

The shareholders will be entitled to redeem their public shares for a pro rata portion of the amount then in the Trust Account (initially $10.125 per public share, subject to increase of up to an additional $0.10 per public share per each three-month extension in the event that the Sponsor elects to extend the period of time to consummate a Business Combination (see below), plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to shareholders who redeem their public shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

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

The Sponsor and any of the Company’s officers or directors that may hold Founder Shares (as described in Note 5) (as defined the “initial shareholders”) are identical to the Public Shares except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Shares and Public Shares in connection with the completion of the initial business combination, with respect thereto, a vote to amend the provisions of the Company’s Amended and Restated Memorandum and Articles of Association, or a tender offer by the Company prior to a Business Combination.

The Company will have until April 27, 2024 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months each time (for a total of 15 months) by depositing into the Trust Account $1,495,000 (approximately $0.10 per share per each three-month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination. In addition, we will be entitled to an automatic six-month extension to complete a Business Combination (the “Automatic Extension Period”) if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period.

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

Liquidity and going concern

At December 31, 2023, the Company had working capital surplus of $851,615 and net income of $1,454,758 for the year ended December 31, 2023. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 15 months from the consummation of the Initial Public Offering to complete a Business Combination) or will be entitled to an Automatic Extension Period if the Company has executed a letter of intent, agreement in principle or definitive agreement for an initial business combination during the Combination Period or Paid Extension Period. If the Company is unable to consummate the Company’s Initial Business Combination by April 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

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

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

●	Cash and investment held in trust account

At December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying statement of operations and comprehensive income (loss) and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income. There was no investment held in the Trust Account as of December 31, 2022.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants that meet the requirement for equity classification are recorded at their fair value at the time of issuance and are not revalued at each reporting date. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2023 and 2022, 14,950,000 and 0 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.

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

Level 2 — Valuations based on (i) quoted prices in active markets for similar assets and liabilities, (ii) quoted prices in markets that are not active for identical or similar assets, or (iii) inputs that are derived principally from or corroborated by the market through correlation or other means.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

In some circumstances, the inputs used to measure far value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and cash equivalents, and other current assets, accrued expenses, due to the sponsor are estimated to approximate the carrying values as of December 31, 2023 and 2022 due to the short maturities of such instruments. See Note 7 for the disclosure of the Company’s assets and liabilities that were measured at fair value on a recurring basis.

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, “Income Taxes” (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and 2022, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2023 and 2022, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 0 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the statement of operations and comprehensive income (loss) is based on the following:

	For the Year ended December 31, 2023		For the Year ended December 31, 2022
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$1,933,395	$-	$-	$-
Total expenses	(294,280)	(184,396)	-	(693)
Total allocation to redeemable and non-redeemable ordinary share	$1,639,115	$(184,396)	$-	$(693)
Denominators:
Weighted-average shares outstanding	6,430,548	4,029,380	-	3,250,000
Basic and diluted net income (loss) per share	$0.25	$(0.05)	$-	$(0.00)

●	Related parties

Parties, which can be a corporation or individual, are considered to be related if either the Company or the other party have the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operational decisions. Companies are also considered to be related if they are subject to common control or significant influence.

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Recent issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 3 – INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering on July 27, 2023, the Company sold 14,950,000 Public Units, which includes 1,950,000 Public Units upon the full exercise by the underwriter of its over-allotment option, at a purchase price of $10.00 per Public Unit. Each Public Unit consists of one Public share and one Public Warrant to purchase one ordinary share at an exercise price of $11.50 per share (see Note 6).

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

NOTE 4 – PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering on July 27, 2023, the Company consummated a private placement of 678,575 Private Placement Units, at a price of $10.00 per Private Placement Unit. Each Private Placement Unit consists of one Private Placement share and one Private Warrant to purchase one ordinary share at an exercise price of $11.50 per whole share.

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

As of December 31, 2023 and 2022, the balance of related party promissory note was $0 and $173,573, respectively.

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 9 months (or up to 15 months if the Company extends the Combination Period). As of December 31, 2023 and 2022, the unpaid services fee was $10,000 and $0, respectively. For the years ended December 31, 2023 and 2022, the Company incurred $50,000 and $0 in fees for these services, respectively.

NOTE 6 – SHAREHOLDERS’ EQUITY

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2023 and 2022, 4,416,075 and 3,737,500 Ordinary Shares were issued and outstanding excluding 14,950,000 and 0 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 8).

Warrants

Each holder of a warrant shall be entitled to purchase one ordinary share at an exercise price of $11.50. Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable after the consummation of a Business Combination. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. The Company has agreed that as soon as practicable after the closing of a Business Combination, the Company will use its best efforts to file, and within 90 days following a Business Combination to have declared effective, a registration statement covering the ordinary shares issuable upon exercise of the warrants. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Public Units being sold in the Initial Public Offering except that Private Placement Units will not be transferable, assignable or saleable until 30 days after the completion of the Company’s Business Combination and will be entitled to registration rights.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Registration Rights

Pursuant to a registration rights agreement entered into on July 24, 2023, the holders of the Founder Shares, Private Placement Units (including securities contained therein), and units (including securities contained therein) that may be issued on conversion of working capital loans or extension loans and are entitled to registration rights pursuant to a registration rights agreement signed on the effective date of the Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s completion of initial business combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompany balance sheet.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date. During the year, the Company did not have any material subsequent events other than disclosed above.