Form 10-Q
period 2024-03-31
Keen Vision Acquisition Corp.
filed 2024-05-15
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 15, 2024, there were 19,366,075 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	March 31,	December, 31
	2024	2023
	(Unaudited)

ASSETS
Cash at bank	$478,576	$631,753
Prepayment	149,500	233,862
Total current assets	628,076	865,615
Cash and investments held in trust account	156,834,765	154,823,318

TOTAL ASSETS	$157,462,841	$155,688,933

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$32,886	$4,000
Amount due to a related party	10,000	10,000
Total current liabilities	42,886	14,000

Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	3,032,886	3,004,000

Commitments and contingencies (note 7)
Ordinary shares, 14,950,000 shares subject to possible redemption issued and outstanding as of March 31, 2024 and December 31, 2023	156,834,765	154,823,318

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of March 31, 2024 and December 31, 2023 (excluding 14,950,000 shares subject to possible redemption)	442	442
Accumulated other comprehensive income	-	1,521,171
Accumulated deficit	(2,405,252)	(3,659,998)

Total Shareholders’ Deficit	(2,404,810)	(2,138,385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$157,462,841	$155,688,933

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31,
	2024	2023

Formation and operating costs	$(266,439)	$(4,033)

Other income:
Dividend income earned in investments held in Trust Account	1,488,653	-
Interest income earned in investments held in Trust Account	2,043,965	-
Interest income	14	1

Total other income	3,532,632	1

NET INCOME (LOSS)	$3,266,193	$(4,032)

Other comprehensive loss:
Realized gain in investments held in Trust Account	(1,521,171)	-

COMPREHENSIVE INCOME (LOSS)	$1,745,022	$(4,032)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	14,950,000	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.22	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	4,416,075	3,250,000
Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.01)	$(0.00)

(1)	As of March 31, 2023 excludes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture for March 31, 2024.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Three Months Ended March 31, 2024
				Accumulated
			Additional	other		Total
	Ordinary shares		paid-in	comprehensive	Accumulated	shareholders’
	No. of shares	Amount	capital	income	deficit	deficit

Balance as of January 31, 2024	4,416,075	$442	$-	$1,521,171	$(3,659,998)	$(2,138,385)

Accretion of carrying value to redemption value	-	-	-	-	(2,011,447)	(2,011,447)
Net income for the period	-	-	-	-	3,266,193	3,266,193
Realized gain on available held for sale securities	-	-	-	(1,521,171)	-	(1,521,171)

Balance as of March 31, 2024	4,416,075	$442	$-	$-	$(2,405,252)	$(2,404,810)

	Three Months Ended March 31, 2023
			Additional		Total
	Ordinary shares		paid-in	Accumulated	shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 1, 2023(1)	3,737,500	$374	$24,626	$(3,766)	$21,234

Net loss for the period	-	-	-	(4,032)	(4,032)

Balance as of March 31, 2023(1)	3,737,500	$374	$24,626	$(7,798)	$17,202

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$3,266,193	$(4,032)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(2,043,965)	-
Dividend income earned in cash and investments held in trust account	(1,488,653)	-
Change in operating assets and liabilities:
Decrease in prepayment	84,362	1,960
Increase in accrued expenses	28,886	-
Net cash used in operating activities	(153,177)	(2,072)

Cash flows from financing activities:
Payment of offering costs	-	(144,450)
Proceed from promissory note - related party	-	70,299
Net cash used in financing activities	-	(74,151)

NET CHANGE IN CASH AT BANK	(153,177)	(76,223)

CASH AT BANK, BEGINNING OF PERIOD	631,753	77,709

CASH AT BANK, END OF PERIOD	$478,576	$1,486

Non-cash investing and financing activities
Accretion of carrying value to redemption value	$2,011,447	$-

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

As of March 31, 2024, the Company had not commenced any operations. All activities through March 31, 2024 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

Trust Account

The aggregate amount of $151,368,750 ($10.125 per Public Unit) held in a trust account (“Trust Account”) established for the benefit of the Company’s public shareholders and maintained by Continental Stock Transfer & Trust Company, acting as trustee, will be invested only in U.S. government treasury bills, with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the funds in the Trust Account will not be released until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend the Company’s Amended and Restated Memorandum and Articles of Association to (A) modify the substance or timing of the Company’s obligation to redeem 100% of its public shares if the Company does not complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination, including Automatic Extension Period) or (B) with respect to any other provision relating to shareholders’ rights or pre-business combination activity and (iii) the redemption of all of the Company’s public shares if the Company is unable to complete its initial Business Combination within nine months from the closing of the Initial Public Offering (or up to 21 months from the closing of the Initial Public Offering if the Company extends the period of time to consummate a Business Combination, including Automatic Extension Period), subject to applicable law.

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

On March 22, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target (the “Target”), regarding a potential business combination involving the Target and its subsidiaries (the “Proposed Transaction”). The Target is a clinical stage biopharmaceutical company based in Boston, U.S., focusing on i) the research, development, manufacture and use of self-developed pioneering human stem cell-based bioengineering technology platform for novel drug discovery; and ii) the development of next-generation cell and gene therapies for a range of difficult-to-treat or incurable diseases. With a pipeline of therapeutic candidates, the Target’s several experimental gene therapies have already obtained U.S. Food and Drug Administration (“FDA”) Investigational New Drug (IND) approvals as ongoing clinical trials at multiple premier hospitals in the U.S. with active patient enrolments.

The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of March 31, 2024, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Pursuant to the IPO prospectus dated July 24, 2023, (Registration No. 333-269659) filed by the Company for the initial public offering (the “IPO”), the Company is entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) after the execution of the LOI and has 15 months from the closing of its IPO, or October 27, 2024, to complete its initial business combination period.

The Company will have until October 27, 2024 initially to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months each time (for a total of 21 months including Automatic Extension Period) by depositing into the Trust Account $1,495,000 (approximately $0.10 per share per each three-month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

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

Liquidity and going concern

At March 31, 2024, the Company had working capital surplus of $585,190 and net income of $3,266,193 for the three months ended March 31, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by October 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by October 27, 2024 (unless further extended). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s 10K filed with the SEC on March 29, 2024. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2024 and December 31, 2023.

●	Cash and investment held in trust account

At March 31, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed statements of operations and comprehensive income (loss) and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets. The fair values of cash and other current assets, accrued expenses, due to the aa related party are estimated to approximate the carrying values as of March 31, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31, 2024	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$156,834,765	$156,834,765	$-	$-

	December 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$154,823,318	$154,823,318	$-	$-

●	Income taxes

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations and comprehensive income (loss) is based on the following:

	For the Three Months Ended March 31, 2024		For the Three Months Ended March 31, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$3,532,632	$-	$-	$1
Total expenses	(205,683)	(60,756)		(4,033)
Total allocation to redeemable and non-redeemable ordinary share	$3,326,949	$(60,756)	$-	$(4,032)
Denominators:
Weighted-average shares outstanding	14,950,000	4,416,075	-	3,250,000
Basic and diluted net income (loss) per share	$0.22	$(0.01)	$-	$(0.00)

●	Related parties

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its unaudited condensed financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of March 31, 2024 and December 31, 2023, the unpaid services fee was $10,000 and $10,000, respectively. For the three months ended March 31, 2024 and 2023, the Company incurred $30,000 and $0 in fees for these services, respectively.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2024 and December 31, 2023, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 14,950,000 and 14,950,000 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 8).

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompany unaudited condensed balance sheet.

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

On March 22, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target (the “Target”), regarding a potential business combination involving the Target and its subsidiaries (the “Proposed Transaction”). The Target is a clinical stage biopharmaceutical company based in Boston, U.S., focusing on i) the research, development, manufacture and use of self-developed pioneering human stem cell-based bioengineering technology platform for novel drug discovery; and ii) the development of next-generation cell and gene therapies for a range of difficult-to-treat or incurable diseases. With a pipeline of therapeutic candidates, the Target’s several experimental gene therapies have already obtained U.S. Food and Drug Administration (“FDA”) Investigational New Drug (IND) approvals as ongoing clinical trials at multiple premier hospitals in the U.S. with active patient enrolments. The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of March 31, 2024, KVAC has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Pursuant to the IPO prospectus dated July 24, 2023 (Registration No. 333-269659) filed by KVAC for the IPO, the Company is entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) after the execution of the LOI and has 15 months from the closing of its IPO, or October 27, 2024, to complete its initial business combination period.

Results of Operations

All activity from inception up to March 31, 2024 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the three months ended March 31, 2024, we had a net income of $3,266,193, which comprised of general and administrative expenses and interest income. The increase in expenses for the three months ended March 31, 2024 was primarily due to operating expense of the Company.

For the three months ended March 31, 2023, we had a net loss of $4,032, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of March 31, 2024, we had cash of $478,576. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated October 27, 2024 (unless further extended). These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of March 31, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the our unaudited condensed balance sheets.

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

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KEEN VISION ACQUISITION CORPORATION

Date: May 15, 2024	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2024	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)