Form 10-Q
period 2024-06-30
Keen Vision Acquisition Corp.
filed 2024-07-25
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 25, 2024, there were 19,366,075 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December, 31
	2024	2023
		(Audited)
ASSETS
Cash at bank	$261,354	$631,753
Prepayment	73,500	233,862
Total current assets	334,854	865,615
Cash and investments held in trust account	158,876,636	154,823,318

TOTAL ASSETS	$159,211,490	$155,688,933

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$7,000	$4,000
Amount due to a related party	10,000	10,000

Total current liabilities	17,000	14,000
Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	3,007,000	3,004,000

Commitments and contingencies (Note 7)
Ordinary shares, 14,950,000 shares subject to possible redemption issued and outstanding as of June 30, 2024 and December 31, 2023	158,876,635	154,823,318

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of June 30, 2024 and December 31, 2023 (excluding 14,950,000 shares subject to possible redemption)	442	442
Accumulated other comprehensive income	-	1,521,171
Accumulated deficit	(2,672,587)	(3,659,998)

Total Shareholders’ Deficit	(2,672,145)	(2,138,385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$159,211,490	$155,688,933

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months ended June 30,		Six Months ended June 30,
	2024	2023	2024	2023

Formation and operating costs	$(267,344)	$(845)	$(533,783)	$(4,878)

Other income:
Dividend income earned in investments held in Trust Account	2,041,871	-	3,530,524	-
Interest income earned in investments held in Trust Account	-	-	2,043,965	-
Interest income	8	-	22	1
Total other income	2,041,879	-	5,574,511	1

NET INCOME (LOSS)	$1,774,535	$(845)	$5,040,728	$(4,877)

Other comprehensive income (loss):
Transfer to realized gain in investments held in Trust Account	-	-	(1,521,171)	-

COMPREHENSIVE INCOME (LOSS)	$1,774,535	$(845)	$3,519,557	$(4,877)

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	14,950,000	-	14,950,000	-

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.12	$-	$0.35	$-

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption(1)	4,416,075	3,250,000	4,416,075	3,250,000

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.01)	$(0.00)	$(0.03)	$(0.00)

(1)	As of June 30, 2023, excludes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture for June 30, 2024.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Six Months ended June 30, 2024
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of January 1, 2024	4,416,075	$442	$1,521,171	$(3,659,998)	$(2,138,385)

Accretion of carrying value to redemption value	-	-	-	(2,011,447)	(2,011,447)
Net income for the period	-	-	-	3,266,193	3,266,193
Transfer to realized gain on available held for sale securities	-	-	(1,521,171)	-	(1,521,171)

Balance as of March 31, 2024	4,416,075	$442	$-	$(2,405,252)	$(2,404,810)

Accretion of carrying value to redemption value	-	-	-	(2,041,870)	(2,041,870)
Net income for the period	-	-	-	1,774,535	1,774,535

Balance as of June 30, 2024	4,416,075	$442	$-	$(2,672,587)	$(2,672,145)

	For the Six Months ended June 30, 2023
	Ordinary shares		Additional paid-in	Accumulated	Total shareholders’
	No. of shares	Amount	capital	deficit	equity

Balance as of January 31, 2023(1)	3,737,500	$374	$24,626	$(3,766)	$21,234

Net loss for the period	-	-	-	(4,032)	(4,032)

Balance as of March 31, 2023(1)	3,737,500	$374	$24,626	$(7,798)	$17,202

Net loss for the period	-	-	-	(845)	(845)

Balance as of June 30, 2023(1)	3,737,500	$374	$24,626	$(8,463)	$16,357

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$5,040,728	$(4,877)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(2,043,965)	-
Dividend income earned in cash and investments held in trust account	(3,530,524)	-
Change in operating assets and liabilities:
Prepayment	160,362	2,173
Accrued expenses	3,000	-
Net cash used in operating activities	(370,399)	(2,704)

Cash flows from financing activities:
Payment of offering costs	-	(175,640)
Proceed from promissory note - related party	-	105,299
Net cash used in financing activities	-	(70,341)

NET CHANGE IN CASH	(370,399)	(73,045)

CASH AT BANK, BEGINNING OF PERIOD	631,753	77,709

CASH AT BANK, END OF PERIOD	$261,354	$4,664

Non-cash investing and financing activities:
Accretion of carrying value to redemption value	$4,053,317	$-

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

As of June 30, 2024, the Company had not commenced any operations. All activities through June 30, 2024 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of June 30, 2024, the Company has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Pursuant to the IPO prospectus dated July 24, 2023, (Registration No. 333-269659) filed by the Company for the initial public offering (the “IPO”), the Company is entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) after the execution of the LOI and has 15 months from the closing of its IPO, or October 27, 2024, to complete its initial business combination period.

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

Liquidity and going concern

At June 30, 2024, the Company has generated a working capital of $317,854 and net income of $5,040,728 for the six months ended June 30, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination two times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by October 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

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

These accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the SEC on March 29, 2024. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2024 and December 31, 2023.

●	Cash and investment held in trust account

At June 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed statements of operations and comprehensive income (loss) and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants that meet the requirement for equity classification are recorded at their fair value at the time of issuance and are not revalued at each reporting date. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of June 30, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets, respectively.

●	Fair value of financial instruments

ASC Topic 820 Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. ASC 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of June 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30, 2024	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$158,876,636	$158,876,636	$-	$-

	December 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$154,823,318	$154,823,318	$-	$-

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2024 and December 31, 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the unaudited condensed statements of operations and comprehensive income (loss) is based on the following:

	For the Six Months Ended June 30, 2024		For the Six Months Ended June 30, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$5,574,511	$-	$-	$1
Total expenses	(412,064)	(121,719)	-	(4,878)
Total allocation to redeemable and non-redeemable ordinary share	$5,162,447	$(121,719)	$-	$(4,877)
Denominators:
Weighted-average shares outstanding	14,950,000	4,416,075	-	3,250,000
Basic and diluted net income (loss) per share	$0.35	$(0.03)	$-	$(0.00)

	For the Three Months Ended June 30, 2024		For the Three Months Ended June 30, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$2,041,879	$-	$-	$-
Total expenses	(206,381)	(60,963)	-	(845)
Total allocation to redeemable and non-redeemable ordinary share	$1,835,498	$(60,963)	$-	$(845)
Denominators:
Weighted-average shares outstanding	14,950,000	4,416,075	-	3,250,000
Basic and diluted net income (loss) per share	$0.12	$(0.01)	$-	$(0.00)

●	Related parties

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of June 30, 2024 and December 31, 2023, the unpaid services fee was $10,000 and $10,000, respectively. For the six months ended June 30, 2024 and 2023, the Company incurred $60,000 and $0 in fees for these services, respectively.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2024 and December 31, 2023, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 14,950,000 and 14,950,000 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 8).

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompanying unaudited condensed balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date.

On July 8, 2024, the Company formed a subsidiary, namely KVAC MS (BVI) Limited under the laws of the British Virgin Islands for the purpose of effecting the business combination.

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

On March 22, 2024, the Company entered into a non-binding letter of intent (the “LOI”) with a business combination target (the “Target”), regarding a potential business combination involving the Target and its subsidiaries (the “Proposed Transaction”). The Target is a clinical stage biopharmaceutical company based in Boston, U.S., focusing on i) the research, development, manufacture and use of self-developed pioneering human stem cell-based bioengineering technology platform for novel drug discovery; and ii) the development of next-generation cell and gene therapies for a range of difficult-to-treat or incurable diseases. With a pipeline of therapeutic candidates, the Target’s several experimental gene therapies have already obtained U.S. Food and Drug Administration (“FDA”) Investigational New Drug (IND) approvals as ongoing clinical trials at multiple premier hospitals in the U.S. with active patient enrolments. The LOI is non-binding and no agreement providing for any Proposed Transaction or any other transaction or the participation by either party therein will be deemed to exist unless and until definitive agreements have been executed. As of June 30, 2024, KVAC has not entered into any definitive agreements, for the purpose of effecting into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities. Pursuant to the IPO prospectus dated July 24, 2023 (Registration No. 333-269659) filed by KVAC for the IPO, the Company is entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) after the execution of the LOI and has 15 months from the closing of its IPO, or October 27, 2024, to complete its initial business combination period.

Results of Operations

All activity from inception up to June 30, 2024 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the six months ended June 30, 2024, we had a net income of $5,040,728, which comprised of general and administrative expenses and interest income. The increase in expenses for the six months ended June 30, 2024 was primarily due to operating expense of the Company.

For the six months ended June 30, 2023, we had a net loss of $4,877, which comprised of general and administrative expenses and interest income.

For the three months ended June 30, 2024, we had a net income of $1,774,353, which comprised of general and administrative expenses and interest income. The increase in expenses for the three months ended June 30, 2024 was primarily due to operating expense of the Company.

For the three months ended June 30, 2023, we had a net loss of $845, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of June 30, 2024, we had cash of $261,354. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of June 30, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the our unaudited condensed balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed statements of operations.

The warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

KEEN VISION ACQUISITION CORPORATION

Date: July 25, 2024	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 25, 2024	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)