Form 10-Q
period 2024-09-30
Keen Vision Acquisition Corp.
filed 2024-11-04
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 2, 2024, there were 19,366,075 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the Three and Nine Months Ended September 30, 2024 and 2023	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Statements of Cash Flows for Nine Months Ended September 30, 2024 and 2023	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

Item 4.	Control and Procedures	23

PART II – OTHER INFORMATION		24

Item 1.	Legal Proceedings	24

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	25

SIGNATURES		26

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December, 31
	2024	2023
		(Audited)
ASSETS
Current assets:
Cash at bank	$40,504	$631,753
Prepayment	2,484	233,862
Total current assets	42,988	865,615
Cash and investments held in trust account	160,942,218	154,823,318

TOTAL ASSETS	$160,985,206	$155,688,933

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$130,793	$4,000
Amount due to a related party	100,000	10,000

Total current liabilities	230,793	14,000
Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	3,220,793	3,004,000

Commitments and contingencies (Note 7)	-	-
Ordinary shares, 14,950,000 shares subject to possible redemption issued and outstanding as of September 30, 2024 and December 31, 2023	160,942,218	154,823,318

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of September 30, 2024 and December 31, 2023 (excluding 14,950,000 shares subject to possible redemption)	442	442
Accumulated other comprehensive income	-	1,521,171
Accumulated deficit	(3,178,247)	(3,659,998)

Total Shareholders’ Deficit	(3,177,805)	(2,138,385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$160,985,206	$155,688,933

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Three Months ended September 30,		Nine Months ended September 30,
	2024	2023	2024	2023

Formation and operating costs	$(505,662)	$(305,708)	$(1,039,445)	$(310,586)

Other income:
Dividend income earned in investments held in Trust Account	2,065,582	1	5,596,106	1
Interest income earned in investments held in Trust Account	-	-	2,043,965	-
Interest income	3	18	25	19
Total other income	2,065,585	19	7,640,096	20

NET INCOME (LOSS)	$1,559,923	$(305,689)	$6,600,651	$(310,566)

Other comprehensive income (loss):
Transfer to realized gain in investments held in Trust Account	-	1,396,198	(1,521,171)	1,396,198

COMPREHENSIVE INCOME	$1,559,923	$1,090,509	$5,079,480	$1,085,632

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	14,950,000	10,562,500	14,950,000	3,559,524

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.11	$(0.02)	$0.46	$(0.04)

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	4,416,075	3,978,524	4,416,075	3,898,065

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.03)	$(0.02)	$(0.05)	$(0.04)

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Nine Months ended September 30, 2024
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of January 1, 2024	4,416,075	$442	$1,521,171	$(3,659,998)	$(2,138,385)

Accretion of carrying value to redemption value	-	-	-	(2,011,447)	(2,011,447)
Net income for the period	-	-	-	3,266,193	3,266,193
Transfer to realized gain on available held for sale securities	-	-	(1,521,171)	-	(1,521,171)

Balance as of March 31, 2024	4,416,075	$442	$-	$(2,405,252)	$(2,404,810)

Accretion of carrying value to redemption value	-	-	-	(2,041,870)	(2,041,870)
Net income for the period	-	-	-	1,774,535	1,774,535

Balance as of June 30, 2024	4,416,075	$442	$-	$(2,672,587)	$(2,672,145)

Accretion of carrying value to redemption value	-	-	-	(2,065,583)	(2,065,583)
Net income for the period	-	-	-	1,559,923	1,559,923

Balance as of September 30, 2024	4,416,075	$442	$-	$(3,178,247)	$(3,177,805)

	Nine months ended September 30, 2023
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	income	deficit	(deficit)

Balance as of January 31, 2023(1)	3,737,500	$374	$24,626	$-	$(3,766)	$21,234

Net loss for the period	-	-	-	-	(4,032)	(4,032)

Balance as of March 31, 2023(1)	3,737,500	$374	$24,626	$-	$(7,798)	$17,202

Net loss for the period	-	-	-	-	(845)	(845)

Balance as of June 30, 2023(1)	3,737,500	$374	$24,626	$-	$(8,643)	$16,357

Sale of units in initial public offering, net of offering costs	14,950,000	1,495	142,900,525	-	-	142,902,020
Sale of units to the founder in private placement	678,575	68	6,785,682	-	-	6,785,750
Initial classification of common stock subject to possible redemption	(14,950,000)	(1,495)	(147,853,763)	-	-	(147,855,258)
Allocation of offering costs to common stock subject to redemption			6,525,391	-	-	6,525,391
Accretion of carrying value to redemption value			(8,382,461)	-	(3,052,621)	(11,435,082)
Net loss for the period	-	-	-	-	(305,689)	(305,689)
Unrealized gain on available held for sale securities	-	-	-	1,396,198	-	1,396,198

Balance as of September 30, 2023	4,416,075	$442	$-	$1,396,198	$(3,366,953)	$(1,970,313)

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$6,600,651	$(310,566)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(2,043,965)	-
Dividend income earned in cash and investments held in trust account	(5,596,106)	(1)
Changes in operating assets and liabilities:
Prepayment	231,378	(311,677)
Accrued expenses	126,793	-
Net cash used in operating activities	(681,249)	(622,244)

Cash flows from investing activities:
Proceeds deposited in Trust Account	-	(151,368,750)
Net cash used in investing activities	-	(151,368,750)

Cash flows from financing activities:
Advance from a related party	90,000	264,049
Repayment to related party	-	(293,122)
Proceeds from public offering	-	149,500,000
Proceeds from private placement	-	6,785,750
Payment of offering costs	-	(3,607,980)
Proceed from promissory note - related party	-	-
Net cash provided by financing activities	90,000	152,648,697

NET CHANGE IN CASH	(591,249)	657,703

CASH AT BANK, BEGINNING OF PERIOD	631,753	77,709

CASH AT BANK, END OF PERIOD	$40,504	$735,412

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$-	$147,853,763
Allocation of offering costs to common stock subject to possible redemption	$-	$6,525,391
Accretion of carrying value to redemption value	$6,118,900	$11,435,082
Accrued underwriting compensation	$-	$2,990,000

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of September 30, 2024, the Company had not commenced any operations. All activities through September 30, 2024 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

On September 3, 2024, the Company has entered into merger agreement (“Merger Agreement”) with Medera Inc. (“Medera”). The Company will incorporate a Cayman Islands exempted company (“Acquirer”) to be a direct wholly-owned subsidiary of the Company for the purpose of the merger of Company with and into the Acquirer (the “Reincorporation Merger”), in which Acquirer will be the surviving entity.  Acquirer upon its incorporation will form a Cayman Islands exempted company to be a direct wholly-owned subsidiary of Acquirer (“Merger Sub”) for the purpose of effectuating the Acquisition Merger. Upon the terms and subject to the conditions of the Merger Agreement, (a) The Company will reincorporate by merging with and into the Acquirer, in which the Acquirer will be the surviving company and the Company will cease to exist, and (b) promptly after the Reincorporation Merger, the parties intend to effect a merger of Merger Sub with and into Medera, in which Medera will be the surviving entity (the “Acquisition Merger”, together with the Reincorporation Merger, the “Mergers” and together with the other transactions related thereto, the “Proposed Business Combination”).

At the effective time of the Acquisition Merger, each outstanding Medera Ordinary Share (excluding treasury shares and dissenting shares) will be cancelled and converted into the right to receive a number of Acquirer Ordinary Shares equal to the Exchange Ratio, as outlined in the Merger Agreement. The number of Acquirer Ordinary Shares to be delivered by Acquirer to shareholders of Medera at the Closing is based on a net value of $622,560,000 for 100% of Medera’s issued and outstanding ordinary shares, with each Acquirer Ordinary Share valued at $10.00.

The Company will have until November 27, 2024 (unless further extended) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to two times, each by an additional three months each time (for a total of 21 months including Automatic Extension Period) by depositing into the Trust Account $1,495,000 (approximately $0.10 per share per each three-month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

As of the date of this report, the Company has extended one time by an additional one month each time, and so it now has until November 27, 2024 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $200,000 on or prior to the date of the applicable deadline. On October 28, 2024, the Company has deposited in an amount of $200,000 into the Trust Account in order to extend the amount of available time to complete a business combination until November 27, 2024.

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

Liquidity and going concern

At September 30, 2024, the Company has generated a working capital deficit of $187,805 and net income of $6,600,651 for the nine months ended September 30, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination nine times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by November 27, 2024 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by November 27, 2024 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2023 included in the Company’s Form 10-K filed with the SEC on March 29, 2024. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying unaudited condensed consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
KVAC (Cayman) Limited (“Acquirer”)	A Cayman Islands company Incorporated on August 28, 2024	100% owned by the Company

KVAC MS (Cayman) Limited	A Cayman Islands company Incorporated on July 10, 2024	100% owned by the Acquirer

●	Emerging growth company

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2024 and December 31, 2023.

●	Cash and investment held in trust account

At September 30, 2024 and December 31, 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss) and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants that meet the requirement for equity classification are recorded at their fair value at the time of issuance and are not revalued at each reporting date. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of September 30, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets, respectively.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of September 30, 2024 and December 31, 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	September 30, 2024	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Unaudited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$160,942,218	$160,942,218	$-	$-

	December 31, 2023	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	(Audited)	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$154,823,318	$154,823,318	$-	$-

●	Income taxes

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands and Cayman Islands are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of operations and comprehensive income (loss) is based on the following:

	For the Nine Months Ended September 30, 2024		For the Nine Months Ended September 30, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$7,640,096	$-	$20	$-
Total expenses	(802,419)	(237,026)	(148,224)	(162,362)
Total allocation to redeemable and non-redeemable ordinary share	$6,837,677	$(237,026)	$(148,204)	$(162,362)
Denominators:
Weighted-average shares outstanding	14,950,000	4,416,075	3,559,524	3,899,065
Basic and diluted net income (loss) per share	$0.46	$(0.05)	$(0.04)	$(0.04)

	For the Three Months Ended September 30, 2024		For the Three Months Ended September 30, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$2,065,585	$-	$19	$-
Total expenses	(390,355)	(115,307)	(222,064)	(83,644)
Total allocation to redeemable and non-redeemable ordinary share	$1,675,230	$(115,307)	$(222,045)	$(83,644)
Denominators:
Weighted-average shares outstanding	14,950,000	4,416,075	10,562,500	3,978,524
Basic and diluted net income (loss) per share	$0.11	$(0.03)	$(0.02)	$(0.02)

●	Related parties

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

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Founder Shares

In September 2021, the Company issued an aggregate of 3,737,500 Founder Shares to the initial shareholders, including an aggregate of up to 487,500 shares subject to forfeiture by the Sponsor to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (see Note 6) for an aggregate purchase price of $25,000. As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (See Note 7).

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of September 30, 2024 and December 31, 2023, the unpaid services fee was $10,000 and $10,000, respectively, and is presented in amount due to a related party in the accompanying unaudited condensed consolidated balance sheets. For the nine months ended September 30, 2024 and 2023, the Company incurred $90,000 and $30,000 in fees for these services, respectively and is included in formation and operating costs in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

Advance from a Related Party

As of September 30, 2024 and December 31, 2023, the Company had a temporary advance of $100,000 and $10,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of September 30, 2024 and December 31, 2023, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 14,950,000 and 14,950,000 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 7).

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompanying unaudited condensed consolidated balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date, the Company has evaluated all events or transactions that occurred after the balance sheet date.

On October 25, 2024, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement for a period of nine months from October 27, 2024 to July 27, 2025, by depositing into the Trust Account $200,000 for all remaining public shares (the “Extension Payment”) for each one-month extension.

On October 28, 2024, the Company issued an unsecured promissory note in the principal amount of $200,000 to the KVC Sponsor LLC in exchange for KVC Sponsor LLC depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination until November 27, 2024. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Keen Vision Acquisition Corporation. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to KVC Sponsor LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On July 27, 2023, we consummated our Initial Public Offering of 14,950,000 units (the “Units”), inclusive of the over-allotment option of 1,950,000 Units. Each Unit consisted of one ordinary share, par value US$0.0001 per share and one redeemable warrant. Our Registration Statement on Form S-1 for the Initial Public Offering was declared effective by the SEC on July 24, 2023. EF Hutton, division of Benchmark Investments, LLC (“EF Hutton”), and Brookline Capital Markets, a division of Arcadia Securities, LLC (“Brookline”) acted as an underwriter for the Initial Public Offering. The Units were sold at an offering price of US$10.00 per Unit, generating gross proceeds of US$149,500,000.

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

Pursuant to the IPO prospectus dated July 24, 2023 (Registration No. 333-269659) filed by KVAC for the IPO, the Company is entitled to an automatic six-month extension to complete a business combination (the “Automatic Extension Period”) after the execution of the LOI and has 15 months from the closing of its IPO to complete its initial business combination period.

On September 3, 2024, the Company has entered into merger agreement (“Merger Agreement”) with Medera Inc. (“Medera”). The Company will incorporate a Cayman Islands exempted company (“Acquirer”) to be a direct wholly-owned subsidiary of the Company for the purpose of the merger of Company with and into the Acquirer (the “Reincorporation Merger”), in which Acquirer will be the surviving entity. Acquirer upon its incorporation will form a Cayman Islands exempted company to be a direct wholly-owned subsidiary of Acquirer (“Merger Sub”) for the purpose of effectuating the Acquisition Merger. Upon the terms and subject to the conditions of the Merger Agreement, (a) The Company will reincorporate by merging with and into the Acquirer, in which the Acquirer will be the surviving company and the Company will cease to exist, and (b) promptly after the Reincorporation Merger, the parties intend to effect a merger of Merger Sub with and into Medera, in which Medera will be the surviving entity (the “Acquisition Merger”, together with the Reincorporation Merger, the “Mergers” and together with the other transactions related thereto, the “Proposed Business Combination”).

At the effective time of the Acquisition Merger, each outstanding Medera Ordinary Share (excluding treasury shares and dissenting shares) will be cancelled and converted into the right to receive a number of Acquirer Ordinary Shares equal to the Exchange Ratio, as outlined in the Merger Agreement. The number of Acquirer Ordinary Shares to be delivered by Acquirer to shareholders of Medera at the Closing is based on a net value of $622,560,000 for 100% of Medera’s issued and outstanding ordinary shares, with each Acquirer Ordinary Share valued at $10.00.

On October 28, 2024, the Company issued an unsecured promissory note in the principal amount of $200,000 to the KVC Sponsor LLC in exchange for KVC Sponsor LLC depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination until November 27, 2024. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Results of Operations

All activity from inception up to September 30, 2024 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the nine months ended September 30, 2024, we had a net income of $6,600,651, which comprised of general and administrative expenses and interest income. The increase in expenses for the nine months ended September 30, 2024 was primarily due to operating expense of the Company.

For the nine months ended September 30, 2023, we had a net loss of $310,566, which comprised of general and administrative expenses and interest income.

For the three months ended September 30, 2024, we had a net income of $1,559,923, which comprised of general and administrative expenses and interest income. The increase in expenses for the three months ended September 30, 2024 was primarily due to operating expense of the Company.

For the three months ended September 30, 2023, we had a net loss of $305,689, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of September 30, 2024, we had cash of $40,504. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated November 27, 2024 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of September 30, 2024 and December 31, 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any significant critical accounting estimates. We have identified the following significant accounting policies:

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of September 30, 2024 and December 31, 2023, 14,950,000 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the our unaudited condensed consolidated balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of operations.

The warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, “Earnings per Share.” In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of September 30, 2024 and December 31, 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2024, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1+	Merger Agreement dated September 3, 2024 (incorporated by reference to Exhibit 2.1 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2024)
2.2	Joinder agreement to the Merger Agreement dated September 16, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
+	Previously filed and incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Date: November 1, 2024	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2024	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)