Form 10-K
period 2024-12-31
Keen Vision Acquisition Corp.
filed 2025-03-07
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $158,171,000.

As of March 4, 2025, there were 10,820,727 ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KEEN VISION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2024

i

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

Our efforts to identify a prospective target business is not limited to a particular industry or geographic region.

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

We believe our management team’s personnel, network and relationships combined with their entrepreneurial vision, unique and diversified experiences in investing, operating and transforming businesses will uniquely position them to identify and execute attractive business combination opportunities. Our efforts to identify a prospective target business is not limited to any particular industry or geographic region, although we intend to capitalize on the management team’s global network and focus our search of target businesses on the following areas:

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

Business Combination with Medera

We entered into a Merger Agreement with Medera (as defined below), dated as of September 3, 2024 (as it may be amended from time to time, the “Merger Agreement”), which provides for a business combination (the “Business Combination”) between Keen Vision and Medera Inc. (“Medera”), an exempted company incorporated under the laws of the Cayman Islands with limited liability. Pursuant to the Merger Agreement, the Business Combination will be effected in two steps: (i) subject to the approval and adoption of the Merger Agreement by the shareholders of Keen Vision, Keen Vision will merge with and into KVAC (Cayman) Limited, an exempted company incorporated under the laws of the Cayman Islands with limited liability and a direct wholly-owned subsidiary of Keen Vision (such company before the Business Combination is referred to as “NewCo” and upon and following the Acquisition Merger is hereinafter sometimes referred to as “PubCo”), with NewCo remaining as the surviving publicly traded entity (the “Reincorporation Merger”); (ii) promptly after the Reincorporation Merger, KVAC MS (Cayman) Limited (“Merger Sub”), an exempted company incorporated under the laws of the Cayman Islands with limited liability and a direct wholly-owned subsidiary of NewCo, will be merged with and into Medera, with Medera remaining as the surviving entity, resulting in Medera being a wholly-owned subsidiary of PubCo (the “Acquisition Merger”). The aggregate consideration for the Acquisition Merger (the “Merger Consideration”) is $622,560,000, subject to certain adjustments as described in the Merger Agreement (which adjustments are described in greater detail further below), payable to the Medera Shareholders (as defined below) in the form of newly issued PubCo Ordinary Shares (as defined below) valued at $10.00 per share. The calculation of the Merger Consideration, taking into account the adjustments described in the Merger Agreement and based on the pro forma financial information, would result in the aggregate issuance to the Medera Shareholders at the Closing, of 62,578,505 PubCo Ordinary Shares (the “Closing Payment Shares”). As part of the transaction, NewCo will change its name to “Medera Inc.” and Medera will change its name to “Medera Global Inc.”

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

Our initial shareholders and our officers and directors have agreed (1) to vote any ordinary shares owned by them in favor of any proposed business combination, (2) not to convert any ordinary shares in connection with a shareholder vote to approve a proposed initial business combination, and (3) not sell any ordinary shares in any tender in connection with a proposed initial business combination. As a result, if we do not need public shareholders to vote in favor of the transaction in order to have such transaction approved.

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

Ability to Extend Time to Complete Business Combination

We had 15 months from July 27, 2023, the closing of the IPO, to consummate our initial business combination after we signed the letter of intent on March 22, 2024. On October 25, 2024, we held an annual meeting of shareholders. our shareholders approved the proposal to amend our amended and restated memorandum and articles of association to extend the date by which we have to consummate a business combination three times for nine additional months each time from October 27, 2024 to July 27, 2025 by depositing into the Trust Account $200,000 for all remaining public shares (the “Extension Payment”) for each one-month extension. As of the date of this annual report, we further extended the time to consummate our initial business combination to March 27, 2025.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and our Trust Agent on the date of this annual report, in order to extend period within which we have to consummate the business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account for each one month extension $200,000, on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the trust account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. We intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us. As of the date of this annual report, we have issued a total of 5 promissory notes in the aggregate amount of $1,000,000 to our sponsor.

If we do not complete a business combination within the business combination period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not necessary to pay our taxes, then seek to liquidate and dissolve. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public shareholders. In the event of our liquidation and subsequent dissolution, the public warrants will expire and will be worthless.

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

Potential acquisition of a China-based company

Statements and regulatory actions by the Chinese government

Our efforts to identify a prospective target business is not limited to a particular industry or geographic location and we may acquire a company based in, or with the majority of its operations in, any country, including China. If we choose to acquire a China-based company, we may be subject to risks associated with conducting business in China, including being subject to various risks related to PRC laws and regulations, which are sometimes vague and uncertain. To the extent that the Chinese government intervenes or influences our operations post-business combination at any time or exerts more control over offerings conducted overseas by, and foreign investment in, China-based issuers, the operations of the post-combination entity and/or the value of our securities may be materially affected. Additionally, any governmental and regulatory interference could significantly limit or completely hinder our ability to offer or continue to offer securities to investors and cause the value of such securities to significantly decline or be worthless. However, we will not undertake our initial business combination with any PRC entity with a variable interest entity, or VIE, structure.

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

ITEM 2. PROPERTIES

We maintain our principal executive office at 37 Greenbriar Drive, Summit, NJ 07901. The cost for this space is provided to us by KVC Sponsor LLC as part of the $10,000 per month payment commencing on the closing date of the Initial Public Offering for 9 months (or 21 months if we extend the Combination Period, including Automatic Extension Period) we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

Holders of Record

At February 27, 2025, there were 10,820,727 of our ordinary shares held by 2 shareholders issued and outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Liquidity and Capital Resources

As of December 31, 2024, we had cash of $54,548 and investments held in the Trust Account of $70,373,065. Until the consummation of the Initial Public Offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

If we are unable to consummate the Company’s Initial Business Combination by March 27, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by March 27, 2025 (unless further extended). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended December 31, 2024, we had a net income of $7,409,180, which was comprised of dividend and interest earned on the marketable securities held in Trust Account of $8,869,907 and interest income of $26, offset by operating costs of $1,460,753. The dividend income has increased compared with 2023 mainly due to the Company has completed the Initial Public Offering, the net proceeds deposited into trust account to earn dividend income in full year.

For the year ended December 31, 2023, we had a net income of $1,454,758, which was comprised of dividend earned on the marketable securities held in Trust Account of $1,933,397 and interest income of $37, offset by operating costs of $478,676. The dividend income has increased compared with 2022 mainly due to the Company has completed the Initial Public Offering, the net proceeds deposited into trust account to earn dividend income during the year. In addition, the company has unrealized gain in investments held in Trust Account of $1,521,171 which was realized in 2024.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2024 or 2023. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the reporting periods. Actual results could materially differ from those estimates. The Company has identified the following critical accounting policies:

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For warrants that are recorded as a component of equity, they are measured at their fair value at the time of issuance and are not remeasured at subsequent reporting dates. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2024, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2024, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 27, 2024.

Name	Age	Position
WONG, Kenneth Ka Chun	51	Chairman and Chief Executive Officer
DAVIDKHANIAN, Alex	50	Chief Financial Officer, Director
DING, Yibing Peter	57	Independent Director
CHU, William	52	Independent Director
YU, Albert Cheung-Hoi	69	Independent Director

Below is a summary of the business experience of each our executive officers and directors:

Mr. WONG, Kenneth Ka Chun

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

Prior to this, from October 2002 to February 2004, Mr. Kenneth Wong was first the CFO of the Shanghai A-share listed pharmaceutical research & development and manufacturing subsidiary Topsun Science and Technology Company Limited (SH600771), before becoming the Senior Vice President of the Topsun Pharmaceutical Group from February 2004 to August 2008. During his time at Topsun, Mr. Kenneth Wong oversaw acquisitions of two leading Chinese national pharmaceuticals, Yunnan Baiyao and Shanxi Guangyuyuan, as well as the sale of Qidong Gaitianli Pharmaceutical Co., Ltd. to Germany’s Bayer Group, in what was then the first major cross-border M&A deal in the Chinese pharmaceutical industry, and also the first cross-border acquisition of a Chinese pharmaceutical company by a Fortune 50 company. From September 2001 to September 2002, Mr. Kenneth Wong was a direct investment associate at investment company AIG Investment Corporation, focusing on emerging markets and health care/pharmaceuticals. Before AIG from September 1995 to February 2000, Mr. Kenneth Wong was a corporate finance associate and later Associate Director in the corporate finance division at SBC Warburg (later renamed UBS Investment Bank), where he was the buy-side financial advisor in a $38 billion acquisition; what was then the largest M&A transaction in Asia. Mr. Kenneth Wong began his career in corporate finance as an intern at Morgan Stanley from July 1994 to December 1994. Mr. Kenneth Wong earned his Bachelor of Commerce degree with triple majors in finance, marketing, and entrepreneurship from McGill University.

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

Executive Officers and Director Compensation

We will pay $10,000 per month administrative fee to the sponsor for up to 9 months (or up to 21 months if the Combination Period is extended, including Automatic Extension Period). No other compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 6, 2025, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
KVC Sponsor LLC(2)	4,416,075	39.5%
WONG, Kenneth K.C.(2)	4,416,075	39.5%
DAVIDKHANIAN, Alex	0	* %
DING, Peter	0	* %
CHU, William	0	* %
YU, Albert Cheung-Hoi	0	* %
All executive officers and directors as a group (5 individuals)	4,416,075	40.8%
Mizuho Financial Group, Inc.(3)	1,353,000	12.5%
First Trust Merger Arbitrage Fund(4)	1,396,579	12.9%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o Keen Vision Acquisition Corporation, 37 Greenbriar Drive, Summit, NJ 07901, USA.

(2)	KVC Sponsor LLC, our sponsor, is the record holder of the insider shares reported herein. KVC Sponsor LLC is controlled by Mr. Kenneth Wong and Mr. Jason Wong, its managers. By virtue of this relationship, Mr. Kenneth Wong and Mr. Jason Wong may be deemed to share beneficial ownership of the securities held of record by our sponsor.

(3)	Based on the Schedule 13G filed by the holder on November 14, 2024. The holder’s address is 1–5–5, Otemachi, Chiyoda–ku, Tokyo 100–8176, Japan.

(4)	Based on the Schedule 13G filed by the holder on November 14, 2024. The holder’s address is 25 W. Wacker Drive, 21st Floor, Chicago, IL 60606. The principal business address of VARBX is 235 West Galena Street, Milwaukee, WI 53212.

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

On December 31, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of consummation of the IPO or the date on which we determine not to conduct the IPO. As of December 31, 2024, December 31, 2023 and 2022, our sponsor had loaned us an aggregate of $0, $0, and $173,573, respectively, to be used to pay formation expenses and a portion of the expenses of the IPO. The loan is payable without interest on the date on which we consummated our IPO. We repaid this loan from the proceeds of the Initial Public Offering not being placed in the trust account.

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

As of December 31, 2024 and 2023, we had a temporary advance of $575,085 and $10,000 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025 and February 24, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 27, 2025. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2024 and 2023, the note payable balance was $600,000 and $0, respectively.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. For the years ended December 31, 2024 and 2023, the aggregate fees billed by Adeptus totaled approximately $37,000 and $33,000 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2024 and 2023, we did not pay Adeptus for consultations concerning financial accounting and reporting standards.

Tax Fees. For the year ended December 31, 2024 and 2023, we did not pay Adeptus for tax planning and tax advice.

All Other Fees. During the years ended December 31, 2024 and 2023, we did not pay Adeptus for other services.

The following is a summary of fees paid or to be paid to Marcum LLP (“Marcum”) for services rendered.

Audit Fees. We paid Marcum $24,720 for the year ended December 31, 2023, and $0 for the year ended December 31, 2024.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 24, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

2.1	Merger Agreement dated September 3, 2024 (incorporated by reference to Exhibit 2.1 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2024)

2.2*	Joinder agreement to the Merger Agreement dated September 16, 2024

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.4	Warrant Agreement, dated July 24, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

4.5*	Description of securities

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.2	Investment Management Trust Account Agreement, dated July 24, 2023 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.3	Registration Rights Agreement, dated July 24, 2023, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.4	Private Placement Unit Purchase Agreement, dated July 24, 2023, by and between the Registrant and KVC Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.5	Indemnity Agreement, dated July 24, 2023 by and between the Company’s officers, directors, shareholders and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.6	Stock Escrow Agreement, dated July 24, 2023 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.7	Promissory Note dated December 31, 2022 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024)

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Dated: March 6, 2025	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WONG, Kenneth K.C.	Chief Executive Officer
WONG, Kenneth K.C.	(Principal Executive Officer)	March 6, 2025

/s/ DAVIDKHANIAN, Alex	Chief Financial Officer
DAVIDKHANIAN, Alex	(Principal Accounting and Financial Officer)	March 6, 2025

/s/ DING, Yibing Peter
DING, Yibing Peter	Director	March 6, 2025

/s/ CHU, William
CHU, William	Director	March 6, 2025

/s/ YU, Albert Cheung-Hoi
YU, Albert Cheung-Hoi	Director	March 6, 2025

Keen Vision Acquisition Corporation Consolidated Financial Statements For The Year Ended December 31, 2024

KEEN VISION ACQUISITION CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Keen Vision Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Keen Vision Acquisition Corp. as of December 31, 2024 and 2023, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a significant working capital deficiency, accumulated deficit and needs to raise additional funds to meet its obligations and sustain operations which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2023.

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB: 3686

Ocean, NJ

March 6, 2025

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2024	2023

ASSETS
Current assets:
Cash at bank	$54,548	$631,753
Prepayment	9,238	233,862
Total current assets	63,786	865,615
Cash and investments held in trust account	70,373,065	154,823,318

TOTAL ASSETS	$70,436,851	$155,688,933

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$97,813	$4,000
Extension promissory note payable	600,000	-
Amount due to a related party	575,085	10,000

Total current liabilities	1,272,898	14,000
Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	4,262,898	3,004,000

Commitments and contingencies (Note 7)		-

Ordinary shares, 6,404,652 and 14,950,000 shares subject to possible redemption issued and outstanding as of December 31, 2024 and 2023, respectively	70,373,065	154,823,318

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of December 31, 2024 and 2023 (excluding 6,404,652 and 14,950,000 shares subject to possible redemption, respectively)	442	442
Accumulated other comprehensive income	-	1,521,171
Accumulated deficit	(4,199,554)	(3,659,998)

Total Shareholders’ Deficit	(4,199,112)	(2,138,385)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$70,436,851	$155,688,933

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Years ended December 31,
	2024	2023

Formation and operating costs	$(1,460,753)	$(478,676)

Other income:
Dividend income earned in investments held in Trust Account	6,825,942	2
Interest income earned in investments held in Trust Account	2,043,965	1,933,395
Interest income	26	37
Total other income	8,869,933	1,933,434

NET INCOME	$7,409,180	$1,454,758

Other comprehensive income (loss):
Transfer to realized gain in investments held in Trust Account	(1,521,171)	1,521,171

COMPREHENSIVE INCOME	$5,888,009	$2,975,929

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	13,502,427	6,430,548

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.58	$0.25

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	4,416,075	4,029,380

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.08)	$(0.05)

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year ended December 31, 2024
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholder’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of January 1, 2024	4,416,075	$442	$1,521,171	$(3,659,998)	$(2,138,385)

Transfer to realized gain on available held for sale securities			(1,521,171)		(1,521,171)
Accretion of carrying value to redemption value	-	-	-	(7,948,736)	(7,948,736)
Net income for the year	-	-	-	7,409,180	7,409,180

Balance as of December 31, 2024	4,416,075	$442	$-	$(4,199,554)	$(4,199,112)

	For the Year ended December 31, 2023
	Ordinary shares		Additional paid-in	Accumulated other comprehensive	Accumulated	Total shareholders’ equity
	No. of shares	Amount	capital	income	deficit	(deficit)

Balance as of January 1, 2023(1)	3,737,500	$374	$24,626	$-	$(3,766)	$21,234

Sale of units in initial public offering, net of offering costs	14,950,000	1,495	142,900,525	-	-	142,902,020
Sale of units to the founder in private placement	678,575	68	6,785,682	-	-	6,785,750
Initial classification of common stock subject to possible redemption	(14,950,000)	(1,495)	(147,853,763)	-	-	(147,855,258)
Allocation of offering costs to common stock subject to redemption	-	-	6,525,391	-	-	6,525,391
Accretion of carrying value to redemption value	-	-	(8,382,461)	-	(5,110,990)	(13,493,451)
Net income for the year	-	-	-	-	1,454,758	1,454,758
Unrealized gain on available held for sale securities	-	-	-	1,521,171	-	1,521,171

Balance as of December 31, 2023	4,416,075	$442	$-	$1,521,171	$(3,659,998)	$(2,138,385)

(1)	Includes up to an aggregate of 487,500 ordinary shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part (see Note 5). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no founder shares are currently subject to forfeiture.

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net income	$7,409,180	$1,454,758
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	(2,043,965)	(1,933,395)
Dividend income earned in cash and investments held in trust account	(6,825,942)	(2)
Changes in operating assets and liabilities:
Prepayment	224,624	(231,264)
Accrued expenses	93,813	4,000
Net cash used in operating activities	(1,142,290)	(705,903)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	92,398,989	-
Extension payments deposited in Trust Account	(600,000)
Proceeds deposited in Trust Account	-	(151,368,750)

Net cash provided by (used in) investing activities	91,798,989	(151,368,750)

Cash flows from financing activities:
Advance from a related party	565,085	318,427
Repayment to related party	-	(367,500)
Proceeds from public offering	-	149,500,000
Proceeds from private placement	-	6,785,750
Payment of offering costs	-	(3,607,980)
Proceed from extension promissory note - related party	600,000	-
Redemption of common stock	(92,398,989)	-
Net cash provided by (used in) financing activities	(91,233,904)	152,628,697

NET CHANGE IN CASH	(577,205)	554,044

CASH AT BANK, BEGINNING OF PERIOD	631,753	77,709

CASH AT BANK, END OF PERIOD	$54,548	$631,753

Non-cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$-	$147,853,763
Allocation of offering costs to common stock subject to possible redemption	$-	$6,525,391
Accretion of carrying value to redemption value	$7,948,736	$13,493,451
Accrued underwriting compensation	$-	$2,990,000

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not commenced any operations. All activities through December 31, 2024 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company will have until March 27, 2025 (unless further extended) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to four times, each by an additional one month each time (for a total of 24 months including Automatic Extension Period) by depositing into the Trust Account $200,000 (approximately $0.10 per share per each month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

As of the date of this report, the Company has extended four times by an additional one month each time, and so it now has until March 27, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate our initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $200,000 on or prior to the date of the applicable deadline. On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025 and February 24, 2025, respectively, the Company has deposited in an amount of $200,000 into the Trust Account in order to extend the amount of available time to complete a business combination until March 27, 2025.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and going concern

At December 31, 2024, the Company has generated a working capital deficit of $1,205,512 and net income of $7,409,180 for the year ended December 31, 2024. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from our shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination nine times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by March 27, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by March 27, 2025 (unless further extended). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

●	Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

The accompanying consolidated financial statements reflect the activities of the Company and each of the following entities:

Name	Background	Ownership
KVAC (Cayman) Limited (“Acquirer”)	A Cayman Islands company Incorporated on August 28, 2024	100% owned by the Company
KVAC MS (Cayman) Limited	A Cayman Islands company Incorporated on July 10, 2024	100% owned by the Acquirer

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

●	Use of estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2024 and 2023.

●	Cash and investment held in trust account

At December 31, 2024 and 2023, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying consolidated statements of operations and comprehensive income and is automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants that meet the requirement for equity classification are recorded at their fair value at the time of issuance and are not revalued at each reporting date. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the consolidated statements of operations.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2024 and 2023, 6,404,652 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheets, respectively.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of December 31, 2024 and 2023 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2024 and 2023, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$70,373,065	$70,373,065	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2023	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$154,823,318	$154,823,318	$-	$-

●	Income taxes

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands and Cayman Islands are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2024 and 2023, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the consolidated statements of operations and comprehensive income is based on the following:

	For the Year Ended December 31, 2024			For the Year Ended December 31, 2023
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share		Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$8,869,933	$		$1,933,395	$-
Total expenses	(1,100,746)		(360,007)	(294,280)	(184,396)
Total allocation to redeemable and non-redeemable ordinary share	$7,769,187		$(360,007)	$1,639,115	$(184,396)
Denominators:
Weighted-average shares outstanding	13,502,427		4,416,075	6,430,548	4,029,380
Basic and diluted net income (loss) per share	$0.58		$(0.08)	$0.25	$(0.05)

●	Related parties

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

●	Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

●	Recent issued accounting standards

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company evaluated the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures and believe that the adoption of this ASU did not have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of December 31, 2024 and 2023, the unpaid services fee was $0 and $10,000, respectively, and is presented in amount due to a related party in the accompanying consolidated balance sheets. For the years ended December 31, 2024 and 2023, the Company incurred $120,000 and $60,000 in fees for these services, respectively and is included in formation and operating costs in the accompanying consolidated statements of operations and comprehensive income.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by March 27, 2025. However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months (including automatic extension period), the Company may extend the period of time to consummate a Business Combination up to four times, four times by an additional one month each time to complete a Business Combination. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025 and February 24, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 27, 2025. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2024 and 2023, the note payable balance was $600,000 and $0, respectively.

Advance from a Related Party

As of December 31, 2024 and 2023, the Company had a temporary advance of $575,085 and $10,000 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2024 and 2023, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 6,404,652 and 14,950,000 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 7).

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic, the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Underwriter Agreement

The underwriters are entitled to a cash underwriting discount of 2% of the gross proceeds of the Initial Public Offering, or $2,990,000, upon the closing of the Business Combination, which is shown as deferred underwriting expenses on the accompanying consolidated balance sheets.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the consolidated balance sheet date, the Company has evaluated all events or transactions that occurred after the consolidated balance sheet date.

On January 22, 2025 the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until February 27, 2025.

On February 24, 2025 the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until March 27, 2025.