Form 10-Q
period 2025-03-31
Keen Vision Acquisition Corp.
filed 2025-05-14
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 8, 2025, there were 10,820,727 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

INDEX TO UNAUDITED CONDENSED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024
		(Audited)
ASSETS
Current assets:
Cash at bank	$15,964	$54,548
Prepayment	72,098	9,238
Total current assets	88,062	63,786
Cash and investments held in Trust Account	71,712,569	70,373,065

TOTAL ASSETS	$71,800,631	$70,436,851

LIABILITIES, TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$23,800	$97,813
Extension promissory note payable	1,200,000	600,000
Amount due to a related party	844,707	575,085

Total current liabilities	2,068,507	1,272,898
Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	5,058,507	4,262,898

Commitments and contingencies (Note 7)	-	-

Ordinary shares, 6,404,652 and 6,404,652 shares subject to possible redemption issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	71,712,569	70,373,065

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of March 31, 2025 and December 31, 2024 (excluding 6,404,652 and 6,404,652 shares subject to possible redemption, respectively)	442	442
Accumulated deficit	(4,970,887)	(4,199,554)

Total Shareholders’ Deficit	(4,970,445)	(4,199,112)

TOTAL LIABILITIES , TEMPORARY EQUITY AND SHAREHOLDERS’ DEFICIT	$71,800,631	$70,436,851

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months ended March 31,
	2025	2024

Formation and operating costs	$(171,333)	$(266,439)

Other income:
Dividend income earned in investments held in Trust Account	739,504	1,488,653
Interest income earned in investments held in Trust Account	-	2,043,965
Interest income	-	14
Total other income	739,504	3,532,632

NET INCOME	$568,171	$3,266,193

Other comprehensive loss:
Transfer to realized gain in investments held in Trust Account	-	(1,521,171)

COMPREHENSIVE INCOME	$568,171	$1,745,022

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	6,404,652	14,950,000

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.10	$0.22

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	4,416,075	4,416,075

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.02)	$(0.01)

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2025
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of January 1, 2025	4,416,075	$442	$-	$(4,199,554)	$(4,199,112)

Accretion of carrying value to redemption value	-	-	-	(1,339,504)	(1,339,504)
Net income	-	-	-	568,171	568,171

Balance as of March 31, 2025	4,416,075	$442	$-	$(4,970,887)	$(4,970,445)

	For the Three Months Ended March 31, 2024
	Ordinary shares		Accumulated other comprehensive	Accumulated	Total shareholders’
	No. of shares	Amount	income (loss)	deficit	deficit

Balance as of January 1, 2024	4,416,075	$442	$1,521,171	$(3,659,998)	$(2,138,385)

Transfer to realized loss on available held for sale securities	-	-	(1,521,171)	-	(1,521,171)
Accretion of carrying value to redemption value	-	-	-	(2,011,447)	(2,011,447)
Net income	-	-	-	3,266,193	3,266,193

Balance as of March 31, 2024	4,416,075	$442	$-	$(2,405,252)	$(2,404,810)

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$568,171	$3,266,193
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	-	(2,043,965)
Dividend income earned in cash and investments held in trust account	(739,504)	(1,488,653)
Changes in operating assets and liabilities:
Prepayment	(62,860)	84,362
Accrued expenses	(74,013)	28,886
Net cash used in operating activities	(308,206)	(153,177)

Cash flows from investing activities:
Extension payments deposited in Trust Account	(600,000)	-
Net cash used in investing activities	(600,000)	-

Cash flows from financing activities:
Advance from a related party	269,622	-
Proceed from extension promissory note payable - related party	600,000	-
Net cash provided by financing activities	869,622	-

NET CHANGE IN CASH	(38,584)	(153,177)

CASH AT BANK, BEGINNING OF PERIOD	54,548	631,753

CASH AT BANK, END OF PERIOD	$15,964	$478,576

Non-cash investing and financing activities:
Accretion of carrying value to redemption value	$1,339,504	$2,011,447

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS BACKGROUND

Keen Vision Acquisition Corporation (the “Company”) is a blank check company incorporated on June 18, 2021, under the laws of the British Virgin Islands for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination.

The Company is an early stage company and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage companies and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of March 31, 2025, the Company had not commenced any operations. All activities through March 31, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company will provide its shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an Initial Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company shall not consummate such Business Combination unless (i) the Company has net tangible assets of at least $5,000,001 after payment of the deferred underwriting commissions, either immediately prior to, or upon such consummation of, or any greater net tangible asset or cash requirement that may be contained in the agreement relating to, such Business Combination; or (ii) otherwise the Company is exempt from the provisions of Rule 419 promulgated under the Securities Act of 1933, as amended.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company will have until May 27, 2025 (unless further extended) to consummate a Business Combination. However, if the Company anticipates that it may not be able to consummate a Business Combination within nine months (the “Combination Period”), the Company may extend the period of time to consummate a Business Combination up to four times, each by an additional one month each time (for a total of 24 months including Automatic Extension Period) by depositing into the Trust Account $200,000 (approximately $0.10 per share per each month extension) to complete a Business Combination (the “Paid Extension Period”). Any funds which may be provided to extend the time frame will be in the form of a loan to the Company from the Sponsor. The terms of any such loan have not been definitively negotiated, provided, however, any loan will be interest free and will be repayable only if the Company completes a Business Combination.

As of the date of this report, the Company has extended four times by an additional one month each time, and so it now has until May 27, 2025 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $200,000 on or prior to the date of the applicable deadline. On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025 and April 25, 2025, respectively, the Company has deposited in an amount of $200,000 into the Trust Account in order to extend the amount of available time to complete a business combination until May 27, 2025.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Liquidity and going concern

As of March 31, 2025, the Company has reported a working capital deficit of $1,980,445. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination nine times (for a total of up to 21 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by May 27, 2025 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by May 27, 2025 (unless further extended). These consolidated unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

●	Basis of presentation

These accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements should be read in conjunction with the Company’s financial statements and notes thereto for the year ended December 31, 2024 included in the Company’s Form 10-K filed with the SEC on March 7, 2025. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

●	Principles of consolidation

The unaudited condensed consolidated financial statements include the unaudited condensed financial statements of the Company and its subsidiaries. All significant intercompany transactions and balances between the Company and its subsidiaries are eliminated upon consolidation.

A subsidiary is the entity in which the Company, directly or indirectly, controls more than one half of the voting power; or has the power to govern the financial and operating policies, to appoint or remove the majority of the members of the board of directors, or to cast a majority of votes at the meeting of directors.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

●	Cash

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2025 and December 31, 2024.

●	Cash and investment held in Trust Account

As of March 31, 2025 and December 31, 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of income and comprehensive income and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Warrant accounting

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. Warrants that meet the requirement for equity classification are recorded at their fair value at the time of issuance and are not revalued at each reporting date. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of income.

As the warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480, therefore, the warrants are classified as equity.

●	Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of March 31, 2025 and December 31, 2024, 6,404,652 and 6,404,652 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets, respectively.

●	Fair value of financial instruments

ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, the methods used to measure fair value and the expanded disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between the buyer and the seller at the measurement date. ASC 820 establishes a fair value hierarchy for inputs, which represents the assumptions used by the buyer and seller in pricing the asset or liability. These inputs are further defined as observable and unobservable inputs. Observable inputs are those that buyer and seller would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs reflect the Company’s assumptions about the inputs that the buyer and seller would use in pricing the asset or liability developed based on the best information available in the circumstances.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of March 31, 2025 and December 31, 2024 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	March 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$71,712,569	$71,712,569	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$70,373,065	$70,373,065	$-	$-

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands and Cayman Islands are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2025 and December 31, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the period presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income and comprehensive income is based on the following:

	For the Three Months Ended March 31, 2025		For the Three Months Ended March 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Interest income earned in investments held in Trust Account	$739,504	$-	$3,532,632	$-
Total expenses	(101,410)	(69,923)	(205,683)	(60,756)
Total allocation to redeemable and non-redeemable ordinary shares	$638,094	$(69,923)	$3,326,949	$(60,756)
Denominators:
Weighted-average shares outstanding	6,404,652	4,416,075	14,950,000	4,416,075
Basic and diluted net income (loss) per share	$0.10	$(0.02)	$0.22	$(0.01)

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	Related parties

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

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed consolidated financial statements.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of March 31, 2025 and December 31, 2024, the unpaid services fee was $30,000 and $0, respectively, and is presented in amount due to a related party in the accompanying unaudited condensed consolidated balance sheets. For the three months ended March 31, 2025 and 2024, the Company incurred $30,000 and $30,000 in fees for these services, respectively and is included in formation and operating costs in the accompanying unaudited condensed consolidated statements of income and comprehensive income.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by May 27, 2025. However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months (including automatic extension period), the Company may extend the period of time to consummate a Business Combination up to four times, four times by an additional one month each time to complete a Business Combination. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the initial Business Combination or at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025 and April 25, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 27, 2025. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of March 31, 2025 and December 31, 2024, the note payable balance was $1,200,000 and $600,000, respectively.

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Advance from a Related Party

As of March 31, 2025 and December 31, 2024, the Company had a temporary advance of $844,707 and $575,085 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of March 31, 2025 and December 31, 2024, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 6,404,652 and 6,404,652 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 7).

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management continues to evaluate the impact of the Russia-Ukraine war and the conflict in Israel and Palestine on the industry and has concluded that while it is reasonably possible that these events could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

KEEN VISION ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – SEGMENT INFOMRATION

ASC Topic 280, Segment Reporting, establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying statements of income.

The key measures of segment profit or loss reviewed by the CODM are earned on investments held in Trust Account and formation and operating costs. The CODM reviewed earned on investments held in Trust Account to measure and monitor stockholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the trust agreement. Formation and operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a business combination within the business combination period. The CODM also reviews formation and operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the unaudited condensed consolidated balance sheet date, the Company has evaluated all events or transactions that occurred after the unaudited condensed consolidated balance sheet date.

On April 25, 2025 the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until May 27, 2025.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s registration statement on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at http://www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025 and April 25, 2025, respectively, the Company issued an unsecured promissory note in the principal amount of $200,000 to the KVC Sponsor LLC in exchange for KVC Sponsor LLC depositing such amount into the Company’s Trust Account in order to extend the amount of available time to complete a business combination until May 27, 2025. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Results of Operations

All activity from inception up to March 31, 2025 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the three months ended March 31, 2025, we had a net income of $568,171, which comprised of general and administrative expenses and interest income.

For the three months ended March 31, 2024, we had a net income of $3,266,193, which comprised of general and administrative expenses and interest income.

Liquidity and Capital Resources

As of March 31, 2025, we had cash of $15,964. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated May 27, 2025 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of March 31, 2025 and December 31, 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of March 31, 2025 and December 31, 2024, 6,404,652 and 6,404,652 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the unaudited condensed consolidated balance sheets.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded as liabilities at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the unaudited condensed consolidated statements of income.

The warrants issued upon the Initial Public Offering and private placements meet the criteria for equity classification under ASC 480.

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of March 31, 2025 and December 31, 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2025, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

Exhibit No.	Description
2.1+	Merger Agreement dated September 3, 2024 (incorporated by reference to Exhibit 2.1 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2024)
2.2+	Joinder agreement to the Merger Agreement dated September 16, 2024
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

+	Previously filed and incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Date: May 14, 2025	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2025	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)