Form 10-K
period 2025-12-31
Keen Vision Acquisition Corp.
filed 2026-03-25
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the aggregate market value of the Registrant’s ordinary shares held by non-affiliates of the Registrant was $72,820,893.24.

As of March 11, 2026, there were 5,506,521 ordinary shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

KEEN VISION ACQUISITION CORPORATION

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2025

i

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

ii

part I

ITEM 1. BUSINESS

Introduction

We are a blank check company incorporated in the British Virgin Islands (“BVI”) on June 18, 2021, under the original name of Central Acquisition Limited as a BVI business company with limited liability (meaning that our public shareholders have no liability, as shareholders of our company, for the liabilities of our company over and above the amount paid for their shares). We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our “initial business combination.” On June 18, 2021, we issued 1,000 ordinary shares to Central Group Limited, a company beneficially owned by Mr. Jason Wong. On September 8, 2021, we changed our name to Keen Vision Acquisition Corporation. On September 30, 2021, Central Group Limited transferred the 1,000 ordinary shares to KVC Sponsor LLC. Any liabilities, debts, commitments and/or obligations relating to the period prior to the acquisition of the Company by KVC Sponsor LLC has been undertaken and shall be borne by Mr. Jason Wong.

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

Mr. Jason Wong is the founder and CEO of Norwich Investment Limited, an investment holding company that is also the sponsor of Tottenham Acquisition I Limited (Nasdaq: TOTA), a $46 million SPAC that successfully merged with Clene Nanomedicine Inc. (Nasdaq: CLNN), a biopharmaceutical company, valued at $542.5 million in December 2020, with approximately $31.9 million of the IPO funds remaining in the trust account at the closing of the merger. As of July 6, 2023, the market capitalization of CLNN was approximately $64.3 million. He is also the sole director and CEO of Ace Global Investment Limited, which is the sponsor of Ace Global Business Acquisition Limited, a $46 million SPAC listed on Nasdaq (Nasdaq: ACBA), which announced its merger with LE Worldwide Limited, a smart greenhouse solutions provider with a pre-money enterprise value of approximately $150 million, in December 2022; and the sole manager of Soul Venture Partners, LLC, which is the sponsor of Inception Growth Acquisition Limited, a $103.5 million SPAC listed on Nasdaq (Nasdaq: IGTA). Mr. Jason Wong also served as an independent director of DT Asia Investment Limited, a $69 million SPAC previously listed on Nasdaq, which consummated its business combination in July 2016 with China Lending Group (“CLG”), valued at $193.2 million at the closing of its merger. CLG was subsequently renamed Roan Holdings Group Co., Ltd. (OTC Pink Sheets: RAHGF). From his decades of experience in PE investments in Asia, Mr. Jason Wong has a strong track record of successful de-SPAC transactions.

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

On July 27, 2023, a total of $151,368,750 of the net proceeds from the IPO and the Private Placement were deposited in a trust account (the “Trust Account”) established for the benefit of the Company’s public shareholders.

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

On February 26, 2026, we entered into a binding letter of intent (“LOI”) with Medera, and Novoheart Group Limited, a British Virgin Islands company and wholly owned subsidiary of Medera (“NVH”). The LOI replaces the prior Merger Agreement dated September 3, 2024, which was terminated concurrently with execution of the LOI pursuant to a mutual release agreement entered into by the parties.

Under the LOI, we and NVH have agreed to use their best efforts to negotiate and execute a replacement merger agreement (“Replacement Merger Agreement”) no later than April 10, 2026. The Replacement Merger Agreement will be based on the terms and conditions of the prior Merger Agreement, modified as necessary to reflect the parties’ current agreements set forth in the LOI. The contemplated transaction involves a merger of NVH, which is principally engaged in pre-clinical human disease modeling, drug discovery, and related technologies, with and into us, with we as the surviving company and listed on Nasdaq. The final acquisition structure and jurisdiction of the combined company will be determined following due diligence and will be optimized for tax outcomes for existing equity holders of us and NVH.

The LOI sets NVH’s enterprise valuation at US$100,000,000. The Replacement Merger Agreement will provide that, at closing, the surviving company must have available cash, after payment of transaction expenses and net of any indebtedness of, or guaranteed by, NVH (“NVH Liabilities”), of not less than US$10,000,000. Available liquidity will include funds from our trust account (after all redemptions), proceeds from any private investment in public equity (“PIPE”) fundraising, and NVH’s balance sheet cash. Cash expenses to be paid at closing are capped at US$700,000 for us and US$1,300,000 for NVH.

Following execution of the LOI, we and NVH are obligated to use their best efforts, subject to applicable fiduciary duties, to seek approval from their respective boards of directors and shareholders for the transactions contemplated, including the NVH business combination with Parent. The LOI will terminate and be of no further force or effect upon the earliest of (a) execution of the Replacement Merger Agreement, (b) mutual written agreement of the parties, or (c) if the Replacement Merger Agreement is not executed by us and NVH on or before April 10, 2026.

In connection with the execution of the LOI, the parties also executed a standard termination and mutual release agreement relating to the current Merger Agreement between the us and Medera.

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

Ability to Extend Time to Complete Business Combination

We initially had 15 months from July 27, 2023, the closing of the IPO, to consummate our initial business combination after we signed the letter of intent on March 22, 2024. On October 25, 2024, we entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment”). Pursuant to the Trust Amendment, we have the right to extend the time for us to complete our business combination under the Trust Amendment for a period of nine months from October 27, 2024 to July 27, 2025, by depositing into the Trust Account $200,000 for all remaining public shares for each one-month extension. On July 22, 2025, we entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment No. 2”). Pursuant to the Trust Amendment No. 2, we have the right to extend the time for us to complete our business combination under the Trust Amendment No. 2 for a period of six months from July 27, 2025 to January 27, 2026, by depositing into the Trust Account $0.03 for each remaining public shares for each one-month extension. On January 22, 2026, we entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment No. 3”). Pursuant to the Trust Amendment No. 3, we have the right to extend the time for us to complete our business combination under the Trust Amendment No. 3 up to two additional times, each by a period of three months, from January 27, 2026 to July 27, 2026 by depositing into the Trust Account $120,000 for each three-month extension for all remaining public shares. As of the date of this annual report, we further extended the time to consummate our initial business combination to April 27, 2026.

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and our Trust Agent on the date of this annual report, in order to extend period within which we have to consummate the business combination, our insiders or their affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the Trust Account certain amount of extension payment on or prior to the date of the applicable deadline. The insiders will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that we are unable to close a business combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial business combination, or, at the lender’s discretion, converted upon consummation of our business combination into additional private units at a price of $10.00 per unit. Our shareholders have approved the issuance of the private units upon conversion of such notes, to the extent the holder wishes to so convert such notes at the time of the consummation of our initial business combination. We intend to issue a press release the day after the applicable deadline announcing whether or not the funds had been timely deposited. Our insiders and their affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our initial business combination. To the extent that some, but not all, of our insiders, decide to extend the period of time to consummate our initial business combination, such insiders (or their affiliates or designees) may deposit the entire amount required. Any notes issued pursuant to these loans would be in addition to any notes issued pursuant to working capital loans made to us. As of the date of this annual report, we have issued a total of 16 promissory notes in the aggregate amount of $2,788,022 to our sponsor.

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

If we are unable to complete an initial business combination and expend all net proceeds of the IPO, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account, the initial per-share redemption price from the Trust Account would be at least $10.125.

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

If we are deemed insolvent for the purposes of the Insolvency Act (i.e., (1) the company fails to comply with the requirements of a statutory demand that has not been set aside under section 157 of the Insolvency Act; (2) the execution or other process issued on a judgment, decree or order of a BVI Court in favor of a creditor of the company is returned wholly or partly unsatisfied; or (3) either the value of the company’s liabilities exceeds its assets, or the company is unable to pay its debts as they fall due), there are very limited circumstances where prior payments made to shareholders or other parties may be deemed to be a “voidable transaction” for the purposes of the Insolvency Act. A voidable transaction would include, for these purposes, payments made as “unfair preferences” or “transactions at an undervalue.” A liquidator appointed over an insolvent company who considers that a particular transaction or payment is a voidable transaction under the Insolvency Act could apply to the BVI Courts for an order setting aside that payment or transaction in whole or in part.

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

ITEM 2. PROPERTIES

We maintain our principal executive office at 37 Greenbriar Drive, Summit, NJ 07901. The cost for this space is provided to us by KVC Sponsor LLC as part of the $10,000 per month payment commencing on the closing date of the Initial Public Offering for 9 months (or 21 months if we extend the business combination period, including automatic extension period) we make to it for office space and related services. We consider our current office space adequate for our current operations.

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

Holders of Record

As of March 11, 2026, there were 5,506,521 of our ordinary shares held by 4 shareholders issued and outstanding.  The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of ordinary shares whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Use of Proceeds

The Company is a blank check company incorporated in the British Virgin Islands as a BVI business company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses.

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

On July 27, 2023, a total of $151,368,750 of the net proceeds from the IPO and the Private Placement were deposited in the Trust Account established for the benefit of the Company’s public shareholders.

On October 25, 2024, July 22, 2025, and January 22, 2026, we withdrew $92,398,989, $18,091,743, and $44,294,336.90 to redeem the public shares tendered for redemption.

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

Liquidity and Capital Resources

As of December 31, 2025, we had cash of $11,206 and investments held in the Trust Account of $57,003,115.  Until the consummation of the Initial Public Offering, the only source of liquidity was an initial purchase of ordinary shares by our Sponsor, monies loaned by the Sponsor under a certain unsecured promissory note and advances from our Sponsor.

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

If we are unable to consummate the Company’s initial business combination by April 27, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a business combination is not consummated by April 27, 2026 (unless further extended). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

For the year ended December 31, 2025, we had a net income of $1,910,263, which was comprised of dividend and interest earned on the marketable securities held in Trust Account of $2,653,771 and interest income of $1, offset by operating costs of $743,509. The dividend income has decreased compared with 2024 mainly due to the shareholders has elected to redeem their shares.

For the year ended December 31, 2024, we had a net income of $7,409,180, which was comprised of dividend earned on the marketable securities held in Trust Account of $8,869,907 and interest income of $26, offset by operating costs of $1,460,753. In addition, the we have unrealized gain in investments held in Trust Account of $1,521,171 which was realized in 2025.

Off-balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of December 31, 2025 or 2024. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject To Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2025 and 2024, 4,822,346 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As of December 31, 2025, we were not subject to any market or interest rate risk. The net proceeds of our initial public offering, including amounts in the Trust Account, have been invested in U.S. government treasury obligations with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2025, pursuant to Rule 15d-15(e) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

part III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth information about our directors and executive officers as of March 24, 2026.

Name	Age	Position
WONG, Kenneth Ka Chun	53	Chairman and Chief Executive Officer
DAVIDKHANIAN, Alex	52	Chief Financial Officer, Director
DING, Yibing Peter	59	Independent Director
CHU, William	52	Independent Director
YU, Albert Cheung-Hoi	71	Independent Director

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

Executive Officers and Director Compensation

We will pay $10,000 per month administrative fee to the sponsor for up to 9 months (or up to 21 months if the business combination period is extended, including automatic extension period). No other compensation of any kind, including finders, consulting or other similar fees, has been paid or will be paid to any of our existing shareholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth as of March 24, 2026, the number of ordinary shares beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding ordinary shares, (ii) each of our officers and directors and (iii) all of our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
KVC Sponsor LLC(2)	4,276,075	77.65%
WONG, Kenneth K.C.(2)	4,321,075	78.48%
DAVIDKHANIAN, Alex	32,500	* %
DING, Peter	22,500	* %
CHU, William	20,000	* %
YU, Albert Cheung-Hoi	20,000	* %
All executive officers and directors as a group (5 individuals)	4,416,075	80.20%
Karpus Investment Management(3)	294,134	5.34%
Wolverine Asset Management LLC(4)	297,589	5.40%
W. R. Berkley Corporation(5)	714,015	12.97%

*	Less than 1%.

(1)	Unless otherwise indicated, the business address of each of the individuals or entities is c/o Keen Vision Acquisition Corporation, 37 Greenbriar Drive, Summit, NJ 07901, USA.

(2)	KVC Sponsor LLC, our sponsor, is the record holder of the insider shares reported herein. KVC Sponsor LLC is controlled by Mr. Kenneth Wong and Mr. Jason Wong, its managers. By virtue of this relationship, Mr. Kenneth Wong and Mr. Jason Wong may be deemed to share beneficial ownership of the securities held of record by our sponsor.

(3)	Based on the Schedule 13G/A filed by the holder on February 6, 2025. The holder’s address is 183 Sully’s Trail, Pittsford, New York 14534.

(4)	Based on the Schedule 13G filed by the holder on October 10, 2025. The holder’s address is 175 West Jackson Boulevard, Suite 340, Chicago, IL 60604.

(5)	Based on the Schedule 13G/A filed by the holder on November 10, 2025. The holder’s address is 475 Steamboat Road, Greenwich, CT 06830.

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

On December 31, 2022, we issued an unsecured promissory note to the Sponsor, pursuant to which we may borrow up to an aggregate principal amount of $500,000 (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of consummation of the IPO or the date on which we determine not to conduct the IPO. As of December 31, 2025, 2024 and 2023, our sponsor had loaned us an aggregate of $0, $0, and $0, respectively, to be used to pay formation expenses and a portion of the expenses of the IPO.  The loan is payable without interest on the date on which we consummated our IPO. We repaid this loan from the proceeds of the Initial Public Offering not being placed in the Trust Account.

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

KVC Sponsor LLC, our sponsor, has agreed that, through the earlier of our consummation of our initial business combination or our liquidation, it will make available to us certain general and administrative services, including office space, utilities and administrative support, as we may require from time to time. We have agreed to pay $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or 21 months if we extend the business combination period) after we entered into a letter of intent on March 22, 2024. However, pursuant to the terms of such agreement, we may delay payment of such monthly fee upon a determination by our audit committee that we lack sufficient funds held outside the trust to pay actual or anticipated expenses in connection with our initial business combination. Any such unpaid amount will accrue without interest and be due and payable no later than the date of the consummation of our initial business combination. We believe that the fee charged by KVC Sponsor LLC is at least as favorable as we could have obtained from an unaffiliated person.

As of December 31, 2025 and 2024, we had a temporary advance of $1,315,880 and $575,085 from our Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025, October 21, 2025, November 18, 2025 and December 19, 2025, the Company issued an unsecured promissory note in an amount of $ 144,670.38 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On January 26, 2026, the Company issued an unsecured promissory note in an amount of $ 120,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 27, 2026. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2025 and 2024, the note payable balance was $2,668,022 and $600,000, respectively.

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

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Adeptus Partners, LLC (“Adeptus”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus in connection with regulatory filings. For the years ended December 31, 2025 and 2024, the aggregate fees billed by Adeptus totaled approximately $70,000 and $37,000 for professional services rendered for the audit of our annual financial statements and review of the financial information included in our regulatory filings.

Audit-Related Fees. For the years ended December 31, 2025 and 2024, we did not pay Adeptus for consultations concerning financial accounting and reporting standards.

Tax Fees. For the years ended December 31, 2025 and 2024, we did not pay Adeptus for tax planning and tax advice.

All Other Fees. During the years ended December 31, 2025 and 2024, we did not pay Adeptus for other services.

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

EXHIBIT INDEX

Exhibit No.	Description

1.1	Underwriting Agreement, dated July 24, 2023, by and between the Company and EF Hutton, division of Benchmark Investments, LLC. (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

2.1	Merger Agreement dated September 3, 2024 (incorporated by reference to Exhibit 2.1 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on September 5, 2024)

2.2	Joinder Agreement to the Merger Agreement dated September 16, 2024 (incorporated by reference to Exhibit 2.2 to Keen Vision’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2025)

2.3	Termination and Mutual Release Agreement entered by and between the Parent and the Company dated February 26, 2026 (incorporated by reference to Exhibit 10.2 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2026)

2.4	Letter of Intent dated February 26, 2026 entered by and between the Parent and the Company (incorporated by reference to Exhibit 10.1 to Keen Vision’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 2, 2026)

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2026)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.2	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

4.4	Warrant Agreement, dated July 24, 2023, by and between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

4.5	Description of Securities (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2025)

10.1	Letter Agreements by and between the Registrant and each of the initial shareholders, officers and directors of the Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.2	Investment Management Trust Account Agreement, dated July 24, 2023 by and between Continental Stock Transfer &Trust Company and the Registrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.3	Registration Rights Agreement, dated July 24, 2023, among the Registrant, Continental Stock Transfer & Trust Company and the initial shareholders (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.4	Private Placement Unit Purchase Agreement, dated July 24, 2023, by and between the Registrant and KVC Sponsor LLC (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.5	Indemnity Agreement, dated July 24, 2023 by and between the Company’s officers, directors, shareholders and the Company (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.6	Stock Escrow Agreement, dated July 24, 2023 among the Registrant, directors, officers and shareholders (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2023)

10.7	Promissory Note dated December 31, 2022 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

14	Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97.1 to the annual report on Form 10-K filed with the Securities and Exchange Commission on March 29, 2024)

99.1	Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.2	Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

99.3	Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 10, 2023)

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).

*	Filed herewith.

**	Furnished herewith. This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. Section 1350, and is not being filed for purposes of Section 18 of the Exchange Act of 1934, as amended, and is not to be incorporated by reference into any filings of the Company, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

Item 16. Form 10-K Summary

Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KEEN VISION ACQUISITION CORPORATION

Dated: March 25, 2026	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WONG, Kenneth K.C.	Chief Executive Officer
WONG, Kenneth K.C.	(Principal Executive Officer)	March 25, 2026

/s/ DAVIDKHANIAN, Alex	Chief Financial Officer
DAVIDKHANIAN, Alex	(Principal Accounting and Financial Officer)	March 25, 2026

/s/ DING, Yibing Peter
DING, Yibing Peter	Director	March 25, 2026

/s/ CHU, William
CHU, William	Director	March 25, 2026

/s/ YU, Albert Cheung-Hoi
YU, Albert Cheung-Hoi	Director	March 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Keen Vision Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Keen Vision Acquisition Corporation (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of income and comprehensive income, changes in shareholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Adeptus Partners, LLC

Adeptus Partners, LLC

PCAOB: 3686

Ocean, New Jersey

March 25, 2026

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash at bank	$11,206	$54,548
Prepayment	25,550	9,238
Total current assets	36,756	63,786
Cash and investments held in trust account	57,003,115	70,373,065

TOTAL ASSETS	$57,039,871	$70,436,851

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$73,496	$97,813
Extension promissory note payable	2,668,022	600,000
Amount due to a related party	1,315,880	575,085

Total current liabilities	4,057,398	1,272,898

Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	7,047,398	4,262,898

Commitments and contingencies (Note 7)

Ordinary shares, 4,822,346 and 14,950,000 shares subject to possible redemption issued and outstanding as of December 31, 2025 and 2024, respectively	57,003,115	70,373,065

Shareholders’ deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of December 31, 2025 and 2024 (excluding 4,822,346 and 14,950,000 shares subject to possible redemption, respectively)	442	442
Accumulated deficit	(7,011,084)	(4,199,554)

Total Shareholders’ Deficit	(7,010,642)	(4,199,112)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$57,039,871	$70,436,851

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years ended December 31,
	2025	2024

Formation and operating costs	$(743,509)	$(1,460,753)

Other income:
Dividend income earned in investments held in Trust Account	2,653,771	6,825,942
Interest income earned in investments held in Trust Account	-	2,043,965
Interest income	1	26
Total other income	2,653,772	8,869,933

NET INCOME	$1,910,263	$7,409,180

Other comprehensive income:
Transfer to realized gain in investments held in Trust Account	-	(1,521,171)

COMPREHENSIVE INCOME	$1,910,263	$5,888,009

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	5,702,368	13,502,427

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.39	$0.58

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	4,416,075	4,416,075

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.07)	$(0.08)

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Year ended December 31, 2025
	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income (loss)	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2025	4,416,075	$442	$-	$(4,199,554)	$(4,199,112)

Accretion of carrying value to redemption value	-	-	-	(4,721,793)	(4,721,793)
Net income for the year	-	-	-	1,910,263	1,910,263

Balance as of December 31, 2025	4,416,075	$442	$-	$(7,011,084)	$(7,010,642)

	For the Year ended December 31, 2024
	Ordinary shares		Accumulated other		Total
	No. of shares	Amount	comprehensive income (loss)	Accumulated deficit	shareholders’ deficit

Balance as of January 1, 2024	4,416,075	$442	$1,521,171	$(3,659,998)	$(2,138,385)

Transfer to realized gain on available held for sale securities	-	-	(1,521,171)	-	(1,521,171)
Accretion of carrying value to redemption value	-	-	-	(7,948,736)	(7,948,736)
Net income for the year	-	-	-	7,409,180	7,409,180

Balance as of December 31, 2024	4,416,075	$442	$-	$(4,199,554)	$(4,199,112)

See accompanying notes to consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024
Cash flows from operating activities:
Net income	$1,910,263	$7,409,180
Adjustments to reconcile net income to net cash used in operating activities:
Interest income earned in cash and investments held in trust account	-	(2,043,965)
Dividend income earned in cash and investments held in trust account	(2,653,771)	(6,825,942)
Changes in operating assets and liabilities:
Prepayment	(16,312)	224,624
Accrued expenses	(24,317)	93,813
Net cash used in operating activities	(784,137)	(1,142,290)

Cash flows from investing activities:
Cash withdrawn from Trust Account in connection to redemption	18,091,743	92,398,989
Extension payments deposited in Trust Account	(2,068,022)	(600,000)
Net cash provided by investing activities	16,023,721	91,798,989

Cash flows from financing activities:
Advance from a related party	740,795	565,085
Proceed from extension promissory note - related party	2,068,022	600,000
Redemption of common stock	(18,091,743)	(92,398,989)
Net cash used in financing activities	(15,282,926)	(91,233,904)

NET CHANGE IN CASH	(43,342)	(577,205)

CASH AT BANK, BEGINNING OF YEAR	54,548	631,753

CASH AT BANK, END OF YEAR	$11,206	$54,548

Non-cash investing and financing activities:
Accretion of carrying value to redemption value	$4,721,793	$7,948,736

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

As of December 31, 2025, the Company had not commenced any operations. All activities through December 31, 2025 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

On October 25, 2024, in connection with the stockholders vote at the Annual Meeting, 8,545,348 shares were redeemed by certain shareholders at a price of approximately $10.81 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $92,398,989.

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

On January 22, 2026, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment III”). Pursuant to the Trust Amendment III, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement III for a period of seven months from January 27, 2026 to July, 2026, by depositing into the Trust Account $120,000 for all remaining public shares (the “Extension Payment”) for each three-month extension.

As of the date of this report, the Company has extended sixteen times, and so it now has until April 27, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $200,000 on or prior to the date of the applicable deadline. On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, respectively, the Company has deposited in an amount of $200,000 into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025, October 21, 2025, November 18, 2025 and December 19, 2025, respectively, the Company has deposited in an amount of $144,670 into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On January 26, 2026, the Company has deposited in an amount of $120,000 into the Trust Account in order to extend the amount of available time to complete a business combination until April 27, 2026.

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

Liquidity and going concern

As of December 31, 2025, the Company reported a working capital deficit of $4,020,642. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination sixteen times (for a total of up to 33 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by April 27, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by April 27, 2026 (unless further extended). These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2025 and 2024.

●	Cash and investment held in trust account

As of December 31, 2025 and 2024, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying consolidated statements of income and comprehensive income and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets. Unrealized gains and losses for available-for-sale securities are recorded in other comprehensive income and realized gains and losses are reported in other income.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of December 31, 2025 and 2024, 4,822,346 and 14,950,000 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets, respectively.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the consolidated balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of December 31, 2025 and 2024 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$57,003,115	$57,003,115	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2024	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$70,373,065	$70,373,065	$-	$-

●	Income taxes

Income taxes are determined in accordance with the provisions of ASC Topic 740, Income Taxes (“ASC 740”). Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands and Cayman Islands are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2025 and 2024, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months. As such, the Company’s tax provision was zero for the years presented.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of December 31, 2025 and 2024, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the consolidated statements of operations and comprehensive income is based on the following:

	For the Year Ended December 31, 2025			For the Year Ended December 31, 2024
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share		Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:

Numerators:
Interest income earned in investments held in Trust Account	$2,653,772	$		$8,869,933	$-
Total expenses	(419,013)		(324,496)	(1,100,746)	(360,007)
Total allocation to redeemable and non-redeemable ordinary share	$2,234,759		$(324,496)	$7,769,187	$(360,007)
Denominators:
Weighted-average shares outstanding	5,702,368		4,416,075	13,502,427	4,416,075
Basic and diluted net income (loss) per share	$0.39		$(0.07)	$0.58	$(0.08)

●	Related parties

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of December 31, 2025 and 2024, the balance of unpaid services fee was $120,000 and $0, respectively, and is presented in amount due to a related party in the accompanying consolidated balance sheets. For the years ended December 31, 2025 and 2024, the Company incurred $120,000 and $120,000 in fees for these services, respectively.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by April 27, 2026. However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months (including automatic extension period), the Company may extend the period of time to consummate a Business Combination up to four times, four times by an additional one month each time to complete a Business Combination. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of our initial Business Combination or at the lender’s discretion, converted upon consummation of our Business Combination into additional private units at a price of $10.00 per unit.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025, October 21, 2025, November 18, 2025 and December 19, 2025, the Company has deposited in an amount of $144,670 into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On January 26, 2026, the Company has deposited in an amount of $120,000 into the Trust Account in order to extend the amount of available time to complete a business combination until April 27, 2026. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of December 31, 2025 and 2024, the note payable balance was $2,668,022 and $600,000, respectively.

Advance from a Related Party

As of December 31, 2025 and 2024, the Company had a temporary advance of $1,315,880 and $575,085 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at par $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of December 31, 2025 and 2024, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 4,822,346 and 6,404,652 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 7).

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

On January 22, 2026 the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment III”). Pursuant to the Trust Amendment III, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement III for a period of seven months from January 27, 2026 to July, 2026, by depositing into the Trust Account $120,000 for all remaining public shares (the “Extension Payment”) for each three-month extension.

On January 22, 2026, in connection with the stockholders’ vote at the Annual Meeting, 3,781,900 shares were tendered for redemption.

On January 26, 2026 the Company issued an unsecured promissory note in an amount of $120,000 to the Sponsor, pursuant to which such amount had been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 27, 2026.

On February 26, 2026, the Company entered into a binding letter of intent (“LOI”) with Medera and Novoheart Group Limited, a British Virgin Islands company and wholly owned subsidiary of Medera (“NVH”). The LOI replaces the prior Merger Agreement dated September 3, 2024, which was terminated concurrently with execution of the LOI pursuant to a mutual release agreement entered into by the parties. Under the LOI, Parent and NVH have agreed to use their best efforts to negotiate and execute a replacement merger agreement (“Replacement Merger Agreement”) no later than April 10, 2026. In connection with the execution of the LOI, the parties also executed a standard termination and mutual release agreement relating to the current Merger Agreement between the Company and Medera.