Form 10-Q
period 2026-06-30
Keen Vision Acquisition Corp.
filed 2026-08-14
CIK 1889983

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)
Units, each consisting of one ordinary share and one redeemable warrant to acquire one ordinary share	KVACUF
Ordinary Shares, $0.0001 par value	KVACF
Warrants	KVACWF

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

As of August 6, 2026, there were 4,592,855 ordinary shares of the Registrant, par value $0.0001 per share, issued and outstanding.

KEEN VISION ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

KEEN VISION ACQUISITION CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)
ASSETS
Current assets:
Cash at bank	$11,464	$11,206
Prepayment	79,430	25,550
Total current assets	90,894	36,756
Cash and investments held in trust account	13,390,884	57,003,115

TOTAL ASSETS	$13,481,778	$57,039,871

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$40,588	$73,496
Extension promissory note payable	2,908,022	2,668,022
Amount due to a related party	1,773,066	1,315,880
Total current liabilities	4,721,676	4,057,398

Deferred underwriting compensation	2,990,000	2,990,000

TOTAL LIABILITIES	7,711,676	7,047,398

Commitments and contingencies (Note 7)

Ordinary shares, 1,090,446 and 4,822,346 shares subject to possible redemption issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13,390,884	57,003,115

Shareholders’ Deficit:
Ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,416,075 shares issued and outstanding as of June 30, 2026 and December 31, 2025 (excluding 1,090,446 and 4,822,346 shares subject to possible redemption, respectively)	442	442
Accumulated deficit	(7,621,224)	(7,011,084)

Total Shareholders’ Deficit	(7,620,782)	(7,010,642)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$13,481,778	$57,039,871

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025

Formation and operating costs	$(137,296)	$(192,040)	$(370,140)	$(363,373)

Other income:
Dividend income earned in investments held in Trust Account	117,175	750,095	442,106	1,489,599
Total other income	117,175	750,095	442,106	1,489,599

NET (LOSS) INCOME	$(20,121)	$558,055	$71,966	$1,126,226

Basic and diluted weighted average shares outstanding, ordinary shares subject to possible redemption	1,090,446	6,404,652	2,121,358	6,404,652

Basic and diluted net income per share, ordinary shares subject to possible redemption	$0.08	$0.10	$0.15	$0.20

Basic and diluted weighted average shares outstanding, ordinary shares not subject to possible redemption	4,416,075	4,416,075	4,416,075	4,416,075

Basic and diluted net loss per share, attributable to ordinary shares not subject to possible redemption	$(0.02)	$(0.02)	$(0.06)	$(0.03)

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Six Months Ended June 30, 2026
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2026	4,416,075	$442	$(7,011,084)	$(7,010,642)

Accretion of carrying value to redemption value	-	-	(444,931)	(444,931)
Net income	-	-	92,087	92,087

Balance as of March 31, 2026	4,416,075	$442	$(7,363,928)	$(7,363,486)

Accretion of carrying value to redemption value	-	-	(237,175)	(237,175)
Net loss	-	-	(20,121)	(20,121)

Balance as of June 30, 2026	4,416,075	$442	$(7,621,224)	$(7,620,782)

	For the Six Months Ended June 30, 2025
	Ordinary shares		Accumulated	Total shareholders’
	No. of shares	Amount	deficit	deficit

Balance as of January 1, 2025	4,416,075	$442	$(4,199,554)	$(4,199,112)

Accretion of carrying value to redemption value	-	-	(1,339,504)	(1,339,504)
Net income	-	-	568,171	568,171

Balance as of March 31, 2025	4,416,075	$442	$(4,970,887)	$(4,970,445)

Accretion of carrying value to redemption value	-	-	(1,350,094)	(1,350,094)
Net income	-	-	558,055	558,055

Balance as of June 30, 2025	4,416,075	$442	$(5,762,926)	$(5,762,484)

See accompanying notes to unaudited condensed consolidated financial statements.

KEEN VISION ACQUISITION CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$71,966	$1,126,226
Adjustments to reconcile net income to net cash used in operating activities:
Dividend income earned in cash and investments held in trust account	(442,106)	(1,489,599)
Changes in operating assets and liabilities:
Prepayment	(53,880)	(54,577)
Accrued expenses	(32,908)	(68,903)

Net cash used in operating activities	(456,928)	(486,853)

Cash flows from investing activities:
Extension payments deposited in Trust Account	(240,000)	(1,200,000)
Cash withdrawn from Trust Account in connection to redemption	44,294,337	-

Net cash provided by (used in) investing activities	44,054,337	(1,200,000)

Cash flows from financing activities:
Advance from a related party	457,186	433,622
Proceed from extension promissory note payable - related party	240,000	1,200,000
Redemption of common stock	(44,294,337)	-

Net cash (used in) provided by financing activities	(43,597,151)	1,633,622

NET CHANGE IN CASH	258	(53,231)

CASH AT BANK, BEGINNING OF PERIOD	11,206	54,548

CASH AT BANK, END OF PERIOD	$11,464	$1,317

Non-cash investing and financing activities:
Accretion of carrying value to redemption value	$682,106	$2,689,598

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

As of June 30, 2026, the Company had not commenced any operations. All activities through June 30, 2026 relate to the Company’s formation, the initial public offering (the “Initial Public Offering” or “IPO”) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income and changes in unrealized appreciation of Trust Account assets from the proceeds derived from the Initial Public Offering.

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

On January 22, 2026, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment III”). Pursuant to the Trust Amendment III, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement III for a period of seven months from January 27, 2026 to July 27, 2026, by depositing into the Trust Account $120,000 for all remaining public shares (the “Extension Payment”) for each three-month extension.

On January 22, 2026, in connection with the stockholders’ vote at the Annual Meeting, 3,781,900 shares were redeemed by certain shareholders at a price of approximately $11.71 per share, including interest generated and extension payments deposited in the Trust Account, in an aggregate amount of $44,294,337.

On February 26, 2026, the Company entered into a binding letter of intent (“LOI II”) with Medera and Novoheart Group Limited, a British Virgin Islands company and wholly owned subsidiary of Medera (“NVH”). The LOI II replaces the prior Merger Agreement dated September 3, 2024, which was terminated concurrently with execution of the LOI II pursuant to a mutual release agreement entered into by the parties. In connection with the execution of the LOI II, the parties also executed a standard termination and mutual release agreement relating to the current Merger Agreement between the Company and Medera.

On July 21, 2026, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment IV”). Pursuant to the Trust Amendment IV, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement IV for a period of twelve months from July 27, 2026 to July 27, 2027, by depositing into the Trust Account $30,000 for all remaining public shares (the “Extension Payment”) for each three-month extension.

On July 21, 2026, in connection with the stockholders’ vote at the Annual Meeting, 913,666 shares were redeemed.

As of the date of this report, the Company has extended eighteen times, and so it now has until October 27, 2026 to consummate a business combination. Pursuant to the terms of the current amended and restated memorandum and articles of association and the trust agreement between the Company and Continental Stock Transfer & Trust Company, LLC, in order to extend the time available for the Company to consummate the initial business combination, the Company’s insiders or their affiliates or designees, must deposit into the Trust Account $30,000 on or prior to the date of the applicable deadline. On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, respectively, the Company has deposited in an amount of $200,000 into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025, October 21, 2025, November 18, 2025 and December 19, 2025, respectively, the Company has deposited in an amount of $144,670 into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On each of January 26, 2026 and April 27, 2026, the Company has deposited in an amount of $120,000 into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2026. On July 27, 2026, the Company has deposited in an amount of $30,000 into the Trust Account in order to extend the amount of available time to complete a business combination until October 27, 2026.

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

Liquidity and going concern

As of June 30, 2026, the Company reported a working capital deficit of $4,630,782. The Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. The Company initially had nine months from the consummation of the Initial Public Offering to consummate the initial Business Combination. If the Company does not complete a Business Combination within nine months from the consummation of the Initial Public Offering, the Company will trigger an automatic winding up, dissolution and liquidation pursuant to the terms of the Amended and Restated Memorandum and Articles of Association. As a result, this has the same effect as if the Company had formally gone through a voluntary liquidation procedure under the Companies Act (As Revised) of the British Virgin Islands. Accordingly, no vote would be required from the shareholders to commence such a voluntary winding up, dissolution and liquidation. However, the Company may extend the period of time to consummate a Business Combination eighteen times (for a total of up to 37 months from the consummation of the Initial Public Offering to complete a Business Combination, including Automatic Extension Period). If the Company is unable to consummate the Company’s Initial Business Combination by October 27, 2026 (unless further extended), the Company will, as promptly as possible but not more than ten business days thereafter, redeem 100% of the Company’s outstanding public shares for a pro rata portion of the funds held in the Trust Account, including a pro rata portion of any interest earned on the funds held in the Trust Account and not necessary to pay taxes, and then seek to liquidate and dissolve. However, the Company may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of the Company’s public shareholders. In the event of dissolution and liquidation, the Company’s warrants will expire and will be worthless.

Additionally, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern if a Business Combination is not consummated by October 27, 2026 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2026 and December 31, 2025.

●	Cash and investment held in Trust Account

As of June 30, 2026 and December 31, 2025, substantially all of the assets held in the Trust Account were held in money market funds, which are invested primarily in U.S. Treasury securities. These securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Earnings on these securities are included in dividend income in the accompanying unaudited condensed consolidated statements of income and are automatically reinvested. The fair value for these securities is determined using quoted market prices in active markets.

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

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of the Company’s control. Accordingly, as of June 30, 2026 and December 31, 2025, 1,090,446 and 4,822,346 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets, respectively.

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

The fair value of the Company’s certain assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed consolidated balance sheets. The fair values of cash and other current assets, accrued expenses, due to a related party are estimated to approximate the carrying values as of June 30, 2026 and December 31, 2025 due to the short maturities of such instruments.

The following table presents information about the Company’s assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value.

	June 30,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2026	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$13,390,884	$13,390,884	$-	$-

	December 31,	Quoted Prices In Active Markets	Significant Other Observable Inputs	Significant Other Unobservable Inputs
Description	2025	(Level 1)	(Level 2)	(Level 3)
Assets:
U.S. Treasury Securities held in Trust Account	$57,003,115	$57,003,115	$-	$-

●	Income taxes

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

ASC 740 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their unaudited condensed consolidated financial statements uncertain tax positions taken or expected to be taken on a tax return. Under ASC 740, tax positions must initially be recognized in the unaudited condensed consolidated financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. The Company’s management determined that the British Virgin Islands and Cayman Islands are the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and December 31, 2025, respectively. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2026 and December 31, 2025, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

The net income (loss) per share presented in the unaudited condensed consolidated statements of income and comprehensive income is based on the following:

	For the Six Months Ended June 30, 2026		For the Six Months Ended June 30, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$442,106	$-	$1,489,599	$-
Total expenses	(120,108)	(250,032)	(215,076)	(148,297)
Total allocation to redeemable and non-redeemable ordinary shares	$321,998	$(250,032)	$1,274,523	$(148,297)
Denominators:
Weighted-average shares outstanding	2,121,358	4,416,075	6,404,652	4,416,075
Basic and diluted net income (loss) per share	$0.15	$(0.06)	$0.20	$(0.03)

	For the Three Months Ended June 30, 2026		For the Three Months Ended June 30, 2025
	Redeemable Ordinary Share	Non- Redeemable Ordinary Share	Redeemable Ordinary Share	Non- Redeemable Ordinary Share
Basic and diluted net income (loss) per share:
Numerators:
Dividend income earned in investments held in Trust Account	$117,175	$-	$750,095	$-
Total expenses	(27,188)	(110,108)	(113,666)	(78,374)
Total allocation to redeemable and non-redeemable ordinary shares	$89,987	$(110,108)	$636,429	$(78,374)
Denominators:
Weighted-average shares outstanding	1,090,446	4,416,075	6,404,652	4,416,075
Basic and diluted net income (loss) per share	$0.08	$(0.02)	$0.10	$(0.02)

●	Related parties

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

Administrative Services Arrangement

An affiliate of the Sponsor agreed that, commencing from the date that the Company’s securities are first listed on NASDAQ through the earlier of the Company’s consummation of a Business Combination and its liquidation, to make available to the Company certain general and administrative services, including office space, administrative and support services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Sponsor $10,000 per month for these services commencing on the closing date of the Initial Public Offering for 15 months (or up to 21 months including Automatic Extension Period). As of June 30, 2026 and December 31, 2025, the unpaid services fee was $180,000 and $120,000, respectively, and is presented in amount due to a related party in the accompanying unaudited condensed consolidated balance sheets. For the six months ended June 30, 2026 and 2025, the Company incurred $60,000 and $60,000 in fees for these services, respectively. For the three months ended June 30, 2026 and 2025, the Company incurred $30,000 and $30,000 in fees for these services, respectively.

Related Party Extensions Loan

The Company will have to consummate a Business Combination by October 27, 2026. However, if the Company anticipates that it may not be able to consummate a Business Combination within 21 months (including automatic extension period), the Company may extend the period of time to consummate a Business Combination up to four times, four times by an additional one month each time to complete a Business Combination. The Sponsor or its affiliates or designees will receive a non-interest bearing, unsecured promissory note equal to the amount of any such deposit that will not be repaid in the event that the Company are unable to close a Business Combination unless there are funds available outside the Trust Account to do so. Such notes would either be paid upon consummation of the initial Business Combination or at the lender’s discretion, converted upon consummation of the Business Combination into additional private units at a price of $10.00 per unit.

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025, October 21, 2025, November 18, 2025 and December 19, 2025, the Company has deposited in an amount of $144,670 into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On each of January 26, 2026 and April 27, 2026, the Company has deposited in an amount of $120,000 into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2026. On July 24, 2026, the Company has deposited in an amount of $30,000 into the Trust Account in order to extend the amount of available time to complete a business combination until October 27, 2026. The notes are non-interest bearing and are payable upon the closing of a business combination. In addition, the notes may be converted, at the lender’s discretion, into additional Private Units at a price of $10.00 per unit. As of June 30, 2026 and December 31, 2025, the note payable balance was $2,908,022 and $2,668,022, respectively.

Advance from a Related Party

As of June 30, 2026 and December 31, 2025, the Company had a temporary advance of $1,773,066 and $1,315,880 from the Sponsor, respectively. The balance is unsecured, interest-free and has no fixed terms of repayment.

NOTE 6 – SHAREHOLDERS’ DEFICIT

Ordinary Shares

The Company is authorized to issue 500,000,000 ordinary shares at a par value of $0.0001 per share. Holders of the Company’s ordinary shares are entitled to one vote for each share.

As of June 30, 2026 and December 31, 2025, 4,416,075 and 4,416,075 Ordinary Shares were issued and outstanding excluding 1,090,446 and 4,822,346 Ordinary Shares subject to possible redemption, respectively, so that the initial shareholders will own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders do not purchase any Units in the Initial Public Offering). As a result of the underwriters’ full exercise of their over-allotment option on July 27, 2023, no Founder Shares are currently subject to forfeiture (see Note 7).

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

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which includes formation and operating costs and interest and dividend earned on investments held in Trust Account which are included in the accompanying unaudited condensed consolidated statements of income.

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

On July 21, 2026, the Company entered into an amendment to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company (the “Trust Amendment VI”). Pursuant to the Trust Amendment VI, the Company has the right to extend the time for KVAC to complete its business combination (the “Business Combination Period”) under the Trust Agreement VI for a period of twelve months from July 27, 2026 to July 27, 2027, by depositing into the Trust Account $30,000 for all remaining public shares (the “Extension Payment”) for each three-month extension.

On July 21, 2026, in connection with the stockholders’ vote at the Annual Meeting, 913,666 shares were redeemed.

On July 24, 2026, the Company deposited in an amount of $30,000 into the Trust Account in order to extend the amount of available time to complete a business combination until October 27, 2026.

On August 3, 2026, the Company was suspended and delisted from the Nasdaq Global Market, subsequently, its securities started trading on the over-the-counter (OTC) market under the ticker symbol “KVACF”.

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

On each of October 28, 2024, November 20, 2024, December 23, 2024, January 22, 2025, February 24, 2025, March 24, 2025, April 25, 2025, May 20, 2025 and June 23, 2025, the Company issued an unsecured promissory note in an amount of $200,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until July 27, 2025. On each of July 23, 2025, August 18, 2025, September 19, 2025 and October 21, 2025, November 18, 2025 and December 19, 2025, the Company issued an unsecured promissory note in an amount of $144,670.38 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until January 27, 2026. On each of January 26, 2026 and April 21, the Company issued an unsecured promissory note in an amount of $120,000 to the Sponsor, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until April 27, 2026. On July 24, 2026, the Company issued an unsecured promissory note in an amount of $30,000 to the Sponsor in exchange for, pursuant to which such amount has been deposited into the Trust Account in order to extend the amount of available time to complete a business combination until October 27, 2026. The Note does not bear interest and matures upon the closing of a business combination by the Company. In addition, the Note may be converted by the holder into units of the Company identical to the units issued in the Company’s initial public offering at a price of $10.00 per unit.

Results of Operations

All activity from inception up to June 30, 2026 related to our formation and the Initial Public Offering. Since the Initial Public Offering, our activity has been limited to the evaluation of Business Combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial Business Combination. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well due diligence expenses in connection with our searches for business combination targets.

For the six months ended June 30, 2026, we had a net income of $71,966, which comprised of general and administrative expenses and dividend income.

For the six months ended June 30, 2025, we had a net income of $1,126,226, which comprised of general and administrative expenses and dividend income.

For the three months ended June 30, 2026, we had a net loss of $20,121, which comprised of general and administrative expenses and dividend income.

For the three months ended June 30, 2025, we had a net income of $558,055, which comprised of general and administrative expenses and dividend income.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $11,464. Until the consummation of the Initial Public Offering, our only source of liquidity was an initial purchase of ordinary shares by the Sponsor, loans provided by the Sponsor under a certain unsecured promissory note and advances from the Sponsor.

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

Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern if a Business Combination is not consummated October 27, 2027 (unless further extended). These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern.

Subsequent Event – Nasdaq Delisting Notice

On July 27, 2026, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s securities (units, ordinary shares, and warrants) would be subject to suspension and delisting from The Nasdaq Global Market due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, and due to the Company’s non-compliance with the minimum 1,100,000 publicly held shares requirement under Listing Rule 5450(b)(2)(B) and the minimum 400 total holders requirement under Listing Rule 5450(a)(2). Accordingly, trading of the Company’s securities will be suspended at the opening of business on August 3, 2026, and a Form 25-NSE will be filed with the Securities and Exchange Commission removing the securities from listing and registration on Nasdaq.

The Company will not appeal Nasdaq’s determination to delist the Company’s securities. On August 3, 2026, the Company was suspended and delisted from the Nasdaq Global Market, subsequently, its securities started trading on the over-the-counter (OTC) market under the ticker symbol “KVACF”. It is the Company’s intention to apply to list on Nasdaq in connection with the closing of a potential business combination.

Off-balance sheet financing agreements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements as of June 30, 2026 and December 31, 2025. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Ordinary Shares Subject to Possible Redemption

We accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are subject to the occurrence of uncertain future events and considered to be outside of our control. Accordingly, as of June 30, 2026 and December 31, 2025, 1,090,446 and 4,822,346 ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed consolidated balance sheets, respectively.

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

Net income (loss) per share

The Company calculates net income (loss) per share in accordance with ASC Topic 260, Earnings per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable ordinary shares and non-redeemable ordinary shares and the undistributed income (loss) is calculated using the total net income (loss) less any dividends paid. The Company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable ordinary shares. Any remeasurement of the accretion to the redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public stockholders. Accretion associated with the redeemable shares of ordinary share is excluded from earnings per share as the redemption value approximates fair value. As of June 30, 2026 and December 31, 2025, the Company has not considered the effect of the warrants sold in the Initial Public Offering and private warrants to purchase an aggregate of 15,628,575 and 15,628,575 shares, respectively, in the calculation of diluted net income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive and the Company did not have any other dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, the diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

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

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2026, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On July 27, 2026, the Company received a notice from the staff of the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company’s securities (units, ordinary shares, and warrants) would be subject to suspension and delisting from The Nasdaq Global Market due to the Company’s non-compliance with Nasdaq IM-5101-2, which requires that a special purpose acquisition company must complete one or more business combinations within 36 months of the effectiveness of its initial public offering registration statement, and due to the Company’s non-compliance with the minimum 1,100,000 publicly held shares requirement under Listing Rule 5450(b)(2)(B) and the minimum 400 total holders requirement under Listing Rule 5450(a)(2). Trading of the Company’s securities will be suspended at the opening of business on August 3, 2026, and a Form 25-NSE will be filed with the Securities and Exchange Commission removing the securities from listing and registration on Nasdaq. The Company will not appeal Nasdaq’s determination to delist the Company’s securities. On August 3, 2026, the Company was suspended and delisted from the Nasdaq Global Market, subsequently, its securities started trading on the over-the-counter (OTC) market under the ticker symbol “KVACF”. It is the Company’s intention to apply to list on Nasdaq in connection with the closing of a potential business combination.

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

KEEN VISION ACQUISITION CORPORATION

Date: August 14, 2026	By:	/s/ WONG, Kenneth K.C.
	Name:	WONG, Kenneth K.C.
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ DAVIDKHANIAN, Alex
	Name:	DAVIDKHANIAN, Alex
	Title:	Chief Financial Officer
(Principal Accounting and Financial Officer)